Form 10-K
period 1994-12-31
TEXAS SECURITY BANCSHARES INC
filed 1995-03-28
CIK 813764

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1994 -- Commission File Number 0-15732; OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 For the Transition Period from _______________ to
       _______________.

                        Texas Security Bancshares, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Texas                                75-1653291
- --------------------------------------------------------------------------------
     (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)                Identification No.)

                   777 West Rosedale, Fort Worth, Texas 76104
- --------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (817) 347-8100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $2.50 par value
- --------------------------------------------------------------------------------
                                (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No  ___
                                               ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The aggregate market value of the shares of common stock, $2.50 par value, held by non-affiliates of the registrant at February 28, 1995 was $18,507,639.

        The number of shares of common stock, $2.50 par value, outstanding at February 28, 1995, was 2,616,723 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of Registrant's Proxy Statement dated March 6, 1995, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1995 Annual Meeting of Shareholders of Texas Security Bancshares, Inc., are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS.

        THE CORPORATION. Texas Security Bancshares, Inc. (the "Corporation"), a corporation incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation owns, indirectly, through a wholly-owned subsidiary, all of the issued and outstanding shares of capital stock of one state banking corporation, Central Bank & Trust, Fort Worth, Texas (the "Subsidiary Bank").

        At December 31, 1994 the Corporation had consolidated total assets of $884,867,571, consolidated total loans of $272,825,001, consolidated total deposits of $726,247,915 and consolidated total stockholders' equity of $55,326,307.

        The Corporation provides advice and services to the Subsidiary Bank and coordinates its activities in the areas of accounting, auditing, public relations, insurance, business development, credit and loan administration, financial planning, asset and liability management, employee benefit programs, and compliance with governmental regulations. The Subsidiary Bank is engaged in general commercial banking and consumer banking.

        The Corporation's major source of income is dividends received from the Subsidiary Bank. Dividend payments by the Subsidiary Bank are based upon the Subsidiary Bank's earnings, deposits and capital.

        The Corporation's business is neither seasonal in nature nor in any manner related to or dependent upon patents, licenses, franchises or concessions and the Corporation has not spent material amounts on research activities.

        THE SUBSIDIARY BANK. The Subsidiary Bank was founded in 1947 and is currently in its 48th year of operation. The services offered by the Subsidiary Bank are generally those offered by commercial banks of comparable size in their respective areas. Some of the major services are described below.

        COMMERCIAL BANKING. The Subsidiary Bank provides general commercial banking services for corporate and other business clients located in Tarrant County and Dallas County, Texas. Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

        CONSUMER BANKING. The Subsidiary Bank provides a full range of consumer banking services, including checking accounts, "NOW" and "money market" accounts, savings programs, installment and real estate loans, money transfers and safe deposit facilities.

        TRUST SERVICES. The Subsidiary Bank's trust department offers a full range of trust services to the public, including administrating estates and personal trusts and managing investment accounts for individuals, employee benefit plans and charitable foundations.

        SECURITIES SERVICES. The Subsidiary Bank provides discount brokerage services through which customers can buy or sell listed and over-the-counter preferred and common stock on a cash basis. The Subsidiary Bank also purchases and sells municipal and government securities, as well as beneficial interests in various mutual funds, for the account of its customers.

        MORTGAGE BANKING. In 1994 the Subsidiary Bank acquired Havran Mortgage Corporation and began providing mortgage banking services to its customers. Such services consist of originating and servicing home mortgage loans.

        Certain information with respect to the Subsidiary Bank as of December 31, 1994 is set forth in the following table.


                            As of December 31, 1994
- --------------------------------------------------------------------------------
                                                               Stock-
         Total             Total             Total            holders'
         Assets            Loans            Deposits           Equity
      ------------      ------------      ------------      ------------
      $884,289,047      $272,825,001      $726,439,750      $56,056,343

        ACQUISITIONS. During the past five years the Subsidiary Bank has successfully completed numerous bank acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."

        As a result of such acquisitions and the merger of the Subsidiary Bank and North Fort Worth Bank, the Subsidiary Bank now operates sixteen (16) full service branch banking facilities in Tarrant County and Dallas County, Texas.

        COMPETITION. There is significant competition among bank holding companies in Tarrant County and Dallas County, Texas and the Corporation believes that such competition among bank holding companies will continue to increase in the future.

        Additionally, the Subsidiary Bank encounters intense competition in its commercial banking business, primarily from other banks located in its market area, many of which have far greater assets and financial resources. The Subsidiary Bank also encounters intense competition in its commercial banking business from savings and loan associations, credit unions, factors, insurance companies, commercial and captive finance companies and certain other types of financial institutions located in other major metropolitan areas in the United States, many of which are larger in terms of capital, resources and personnel.

        EMPLOYEES. As of December 31, 1994 the Corporation and the Subsidiary Bank collectively had a total of 390 full-time employees and 75 part-time employees.

   SUPERVISION AND REGULATION.
   --------------------------

        GENERAL. The Corporation and the Subsidiary Bank are extensively regulated under federal and state law. These laws and regulations are generally intended to protect depositors, not shareholders.

        To the extent that the following information describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Any change in applicable laws or regulations may have a material effect on the business and prospects of the Corporation and the Subsidiary Bank. The operations of the Corporation and the Subsidiary Bank may be affected by legislative changes and by the policies of various regulatory authorities. The Corporation is unable to predict the nature or the extent of the effects on its business and earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

        FEDERAL BANK HOLDING COMPANY REGULATION. The Corporation is a bank holding company within the meaning of the BHC Act and as such, is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). A bank holding company is required to file with the FRB an annual report and to provide such additional information regarding its business operations and those of its subsidiaries as the FRB may require.

        With certain limited exceptions, the BHC Act requires every bank holding company to obtain the prior approval of the FRB before: (i) acquiring direct or indirect ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than five percent (5%) of such shares (unless it already owns or controls the majority of such shares); (ii) acquiring all or substantially all of the assets of another bank or bank holding company; or (iii) merging or consolidating with another bank holding company. The FRB will not approve any acquisition, merger or consolidation that would have a substantially anti-competitive result, unless the anti-competitive effects of the proposed transaction are clearly outweighed by a greater public interest in meeting the convenience and needs of the community to be served. The FRB also considers capital adequacy and other financial and managerial factors in reviewing acquisitions or mergers.

        With certain exceptions, the BHC Act also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than five percent (5%) of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public such as greater convenience, increased competition or gains in efficiency of resources, which can be expected to outweigh the risks of possible adverse effects such as decreased or unfair competition, conflicts of interest or unsound banking practices.

        At the present time, the BHC Act generally prohibits bank holding companies located in Texas from acquiring or establishing banks located outside of the state in which the operations of such bank holding company's subsidiaries are principally conducted unless the laws of such state expressly authorize out-of-state bank holding companies to acquire or establish banks in such state. Texas law permits the acquisition of banks domiciled in Texas by out-of-state bank holding companies. However, an out-of-state bank holding company cannot own or control (i) a newly formed bank, (ii) both a bank and a savings and loan association located in Texas, or (iii) both a bank and a non-bank located in Texas. Texas banks acquired by an out-of-state bank holding company must be adequately capitalized and the board of directors of any such bank must have a Texas resident majority (which majority does not include insiders of the bank or the bank holding company). Unlike similar laws which have been adopted in other states, Texas law does not limit the geographic region of out-of-state bank holding companies that may acquire a Texas bank, nor does it require a reciprocal law in the out-of-state bank holding company's home state. The lack of such requirements significantly increases the number of bank holding companies eligible to invest in Texas. An out-of-state bank holding company seeking to acquire ownership or control of a Texas state bank, national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas.

        The Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") was signed into law by President Clinton on September 29, 1994. The Interstate Banking Act will allow adequately capitalized and managed bank holding companies to acquire banks in any state commencing September 29, 1995, regardless of whether the acquisition would be prohibited by applicable state law. As discussed above, Texas law permits the acquisition of banks domiciled in Texas by out-of-state bank holding companies. Under the Interstate Banking Act a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the target bank. However, state deposit concentration caps adopted by various states, such as the State of Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. The State of Texas has adopted a deposit concentration cap of 25% of in-state insured deposits. Additionally, state minimum age provisions will be honored; provided, however, acquisitions may be approved when the target bank has been in existence for at least five years, notwithstanding state provisions to the contrary. The minimum age provision adopted by the State of Texas is five years and therefore this provision will not be preempted by the federal provision.

        The Interstate Banking Act will also allow out-of-state branches through interstate mergers commencing June 1, 1997, provided each bank involved in the merger is adequately capitalized and managed. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely, provided such legislation applies equally to all out-of-state banks. The Interstate Banking Act also provides for interstate mergers involving an out-of-state bank's acquisition of a branch of an insured bank without the acquisition of the entire bank, if permitted under the laws of the state where the branch is located. The deposit concentration caps and the minimum age provisions applicable to interstate bank acquisitions also apply to interstate bank mergers. It is impossible to predict at this time what legislation will be adopted by the Texas State Legislature in response to the Interstate Banking Act.

        The Interstate Banking Act also provides for de novo branches in a state if that state expressly elects to permit de novo branching on a non-discriminatory basis. A "de novo branch" is defined as a branch office of a national or state bank that is originally established as a branch and does not become a branch as a result of an acquisition, conversion, merger or consolidation. De novo interstate branching is subject to the same conditions applicable to interstate mergers under the Interstate Banking Act, other than deposit concentration limits.

        Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to the bank holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit the Corporation's ability to obtain funds from the Subsidiary Bank for its cash needs, including funds for payment of dividends, interest and operating expenses.

        Under the BHC Act and certain regulations of the FRB, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services. For example, the Subsidiary Bank may not generally require a customer to obtain other services from the Subsidiary Bank or the Corporation, and may not require that customer to promise not to obtain other services from a competitor, as a condition to an extension of credit to the customer.

        Additionally, under the BHC Act the FRB is endowed with cease and desist powers over bank holding companies and non-banking subsidiaries to forestall activities which represent unsafe or unsound practices or constitute violations of law. The FRB is also empowered to assess civil penalties against companies or individuals who violate the BHC Act in amounts up to $25,000 for each day's violation, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

        The FRB has adopted risk-based capital standards and a minimum leverage ratio applicable to bank holding companies. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

        STATE BANK REGULATION. The Subsidiary Bank is a state banking corporation organized under the laws of the state of Texas pursuant to the provisions of the Texas Banking Code of 1943, as amended (the "Texas Banking Code").

        The Subsidiary Bank, as a Texas state bank that is not a member of the FRB, is subject to regulation and supervision, of which regular bank examinations are a part, by the Banking Commissioner of Texas and the Federal Deposit Insurance Corporation (the "FDIC").

        The FDIC has adopted risk-based capital standards and proposed a minimum leverage ratio for state nonmember banks which are substantially similar to the risk-based capital standards and the minimum leverage ratio adopted by the FRB for bank holding companies. See "Item 1. Business - Supervision and Regulation: Federal Bank Holding Company Regulation." and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

        The interest and usury laws of the state of Texas, which laws are preempted to a certain extent by federal law, generally limit the amount of interest which lenders, including the Subsidiary Bank, may charge on loans. This limit may vary depending upon, among other things, the identity, nature and location of the lender and the particular state or federal law applicable thereto, and the type of loan.

        The Subsidiary Bank is also subject to certain restrictions on extensions of credit to executive officers, directors, principal shareholders or any related interest of such persons. Extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. The Subsidiary Bank is also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the Subsidiary Bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of the Subsidiary Bank, the imposition of a cease and desist order, and other regulatory sanctions.

        Texas state banks are now permitted to engage in unlimited branch banking within the state of Texas. A state bank seeking to establish a branch must obtain prior approval from the Banking Commissioner of Texas.

        DEPOSIT INSURANCE. As an FDIC member institution, the deposits of the Subsidiary Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC, and the Subsidiary Bank is required to pay semi-annual deposit insurance premium assessments to the FDIC.

        The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") included provisions to reform the federal deposit insurance system, including the implementation of risk-based deposit insurance premiums, and permits the FDIC to make special assessments on insured depository institutions, in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. Pursuant to FDICIA, the FDIC implemented a transitional risk-based insurance premium system on January 1, 1993 which became the permanent risk-based premium system on January 1, 1994. Generally, under this system, banks are assessed insurance premiums according to how much risk they are deemed to present the BIF. Such premiums currently range from 0.23% of insured deposits to 0.31% of insured deposits. Banks with higher levels of capital and involving a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or involving a higher degree of supervisory concern. The Subsidiary Bank is currently being assessed at the rate of $0.23 per $100 of deposits.

        CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. FDICIA requires the banking regulators to take "prompt corrective action" with respect to capital-deficient institutions. In addition to requiring the submission of a capital restoration plan, FDICIA contains broad restrictions on certain activities of undercapitalized institutions involving asset growth, acquisitions, branch establishment, and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

        As an institution's capital decreases, the powers of the banking regulators become greater. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management, and other restrictions. The regulators have very limited discretion in dealing with a critically undercapitalized institution and are required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

        INTERNAL OPERATING REQUIREMENTS. Under FDICIA, each federal banking agency is required to prescribe, by regulation, non-capital safety and soundness standards for institutions under its authority. The federal banking agencies, including the FDIC and the FRB, have recently proposed standards covering internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and standards for asset quality and earnings sufficiency. An institution which fails to meet those standards would be required to develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Under the proposed regulations of the FRB, a bank holding company would be required to ensure that its subsidiary bank returns to compliance with the safety and soundness standards if a deficiency is detected. The Corporation believes the Subsidiary Bank already meets substantially all the standards which have been proposed, and therefore does not believe the implementation of these regulatory standards will materially affect the Corporation's business operations.

        MONETARY POLICY. The earnings of a bank holding company are affected by the policies of regulatory authorities, including the FRB, in connection with the FRB's regulation of the money supply. Various methods employed by the FRB are open market operations in United States government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These methods are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may also affect interest rates charged on loans or paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

ITEM 2.  PROPERTIES.

        The Corporation's executive offices, containing approximately 2,027 square feet of space, are located in a three-story building located at 777 West Rosedale, Fort Worth, Texas and are leased from the Subsidiary Bank.

        The Subsidiary Bank conducts its banking business in both owned and leased facilities. The Subsidiary Bank's main offices are located in its own one-story building, containing approximately 18,000 square feet, located at 777 West Rosedale, Fort Worth, Texas. The Subsidiary Bank also owns a connecting three-story tower (occupied by the Corporation) which contains approximately 76,000 square feet. The Subsidiary Bank also owns a drive-in facility across the street from its main banking facility, as well as a partially improved six acre tract of land located adjacent to its main banking facility. The Subsidiary Bank also owns a three-story building containing approximately 47,000 square feet, on approximately 2.6 acres of land, located at 8851 West Highway 80, Fort Worth, Texas. Approximately 29,000 square feet of space are being used by the Subsidiary Bank for operations and item processing.

        The Subsidiary Bank owns the following properties on which it operates branch banking facilities:

            A one-story building containing approximately 4,000 square feet, on approximately one acre of land, located at 8800 Highway 80 West, Fort Worth, Texas.

            A one-story building containing approximately 5,550 square feet, on approximately one acre of land, located at 200 Mansfield Highway, Kennedale, Texas.

            A four-story building containing approximately 52,000 square feet, on approximately 3.5 acres of land, located at 2315 North Main Street, Fort Worth, Texas, together with a drive-in facility located on approximately one acre of land across the street from the branch facility.

            A one-story building containing approximately 4,000 square feet, on approximately 2.2 acres of land, located at the corner of N.E. Loop 820 and Blue Mound Road, Fort Worth, Texas.

            A one-story building containing approximately 5,400 square feet, on approximately two acres of land, located at 6700 Industrial Park Boulevard, Fort Worth, Texas.

            A one-story building containing approximately 5,000 square feet, on approximately 2.31 acres of land, located at 1326 N.W. 19th Street, Grand Prairie, Texas.

            A two-story building containing approximately 22,886 square feet, on approximately 2.54 acres of land, located at 4900 E. Belknap Street, Haltom City, Texas, together with a drive-in facility located on approximately 1.8 acres of land across the street from the branch facility.

            A one-story building containing approximately 2,205 square feet, on approximately 0.94 acre of land, located at 5604 Broadway Avenue, Haltom City, Texas.

            A one-story building containing approximately 32,000 square feet, on approximately 4.642 acres of land, located at 201 East Abram Street, Arlington, Texas, with a separate motor bank facility of approximately 2,400 square feet.

        The Subsidiary Bank also leases the following properties on which it operates branch banking facilities:

            Office space consisting of approximately 3,800 square feet, located at 300 West Seventh Street in downtown Fort Worth, Texas.

            Office space consisting of approximately 1,600 square feet, located at 5324 Wedgmont Circle North, Fort Worth, Texas.

            A 1.12 acre tract of land located at 3100 Hulen, Fort Worth, Texas; all improvements located thereon, consisting of a one-story building containing approximately 3,500 square feet, are owned by the Subsidiary Bank.

            Office space consisting of approximately 13,495 square feet, located at 101 Loop 820 North at White Settlement Road, White Settlement, Texas.

            Office space consisting of approximately 2,000 square feet, located at 6003 I-20, Arlington, Texas.

            Office space consisting of approximately 2,293 square feet, located at 6112 McCart, Fort Worth, Texas.

            Office space consisting of approximately 5,398 square feet, located at 1600 Airport Freeway, Bedford, Texas.

ITEM 3.  LEGAL PROCEEDINGS.

        In the opinion of management, the disposition of all outstanding legal actions will not have a material adverse effect on the Corporation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to a vote of security holders during the fourth quarter of 1994.

ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

        The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 5, 1995, their respective ages, and their present position with the Corporation are as follows:

                                      Position With                    Position
       Name          Age               Corporation                    Held Since
       ----          ---              -------------                   ----------
J. Andy Thompson      51  Chairman of the Board of Directors,            1988
                          Chief Executive Officer and Director

Stuart W. Murff       43  President                                      1994

Michael J. Tyler      42  Senior Vice President, Chief Financial         1989
                          Officer and Treasurer

Brian W. Garrison     49  Vice Chairman of the Subsidiary Bank           1992

Tom F. Turner         56  President of the Subsidiary Bank               1981

        The business experience of each of these executive officers during the past five (5) years is set forth below:

        Mr. J. Andy Thompson is currently serving as the Chairman of the Board of Directors and Chief Executive Officer of the Corporation. He has served as Chairman of the Executive Committee since April 1990. From April 1993 to April 1994 he served as President of the Corporation. He has served as a director of Central Bank & Trust since January 1975, and served as a director of North Fort Worth Bank from January 1974 until its merger with and into Central Bank & Trust in March 1992. In January 1988 he became Chairman of the Board and Chief Executive Officer of Central Bank & Trust; he also served as Chairman of the Board and Chief Executive Officer of North Fort Worth Bank from January 1988 until its merger with and into Central Bank & Trust in March 1992. Mr. Thompson is also managing partner of Thompson Financial, Ltd.

        Mr. Stuart W. Murff has served as President of the Corporation since April 1994 and as Vice Chairman of Central Bank & Trust since February 1993. From 1982 to 1993 he served as a principal in a bank consulting firm, as well as president of a bank data processing company. He has served as a director of Central Bank & Trust since January 1993.

        Mr. Michael J. Tyler has been serving as the Senior Vice President and Chief Financial Officer of the Corporation since June 1989, and as Treasurer since April 1990. He has served as Executive Vice President of Central Bank & Trust since January 1992. He served as Vice President of Central Bank & Trust from September 1990 to December 1991.

        Mr. Brian W. Garrison has served as the Vice Chairman of Central Bank & Trust since January 1992. He served as the President of the Corporation from July 1989 to April 1993 and as a director of the Corporation from August 1989 to April 1993. He has served as a director of Central Bank & Trust since December 1990 and served as President and a director of North Fort Worth Bank from July 1990 until its merger with and into Central Bank & Trust in March 1992.

        Mr. Tom F. Turner has served as President of Central Bank & Trust since November 1981 and has served as a director of Central Bank & Trust since December 1981. From April 1991 to April 1993 he also served as a director of the Corporation.

        No family relationships exist among the executive officers and directors of the Corporation, except as follows: J. Andy Thompson, Fred D. Thompson, Jr. and C. Rhea Thompson are brothers. Fred D. Thompson, Jr. is the father of Kelly
R. Thompson, and J. Andy Thompson and C. Rhea Thompson are the uncles of Kelly
R. Thompson.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

        MARKET INFORMATION. There is no established public trading market for the issued and outstanding shares of common stock, $2.50 par value (the "Common Stock"), of the Corporation, and the management of the Corporation expects that no established trading market will exist for shares of Common Stock in the foreseeable future. Accordingly, there exists no published information with respect to market prices. From time to time, however, moderate numbers of shares of Common Stock are purchased and sold. The following table sets forth the number of shares of Common Stock traded and the average price of such shares for the periods indicated. Due to the limited trading volume, however, the specified sales prices may not reflect true market value.

        The table below sets forth the range of high and low sales prices by quarter for 1994 and 1993:


              1994                                         1993
- -------------------------------              -------------------------------
Quarter       High         Low               Quarter       High         Low
- -------------------------------              -------------------------------
First        $18.00      $18.00              First        $12.88      $12.60
Second       $21.50      $20.50              Second       $16.00      $15.50
Third        $21.50      $21.50              Third        $17.25      $16.00
Fourth       $22.00      $21.50              Fourth       $18.00      $17.25

        SHAREHOLDERS. At the close of business on February 14, 1995 there were 455 shareholders of record of Common Stock of the Corporation.

        DIVIDENDS. The following table sets forth the annual cash dividends declared and paid per share of Common Stock since the commencement of fiscal year 1993.


              1994                                         1993
- --------------------------------              --------------------------------
Quarter       Amount   Per Share             Quarter       Amount   Per Share
- --------------------------------             --------------------------------
First        $235,505    $0.09               First        $156,140    $0.06
Second        261,672     0.10               Second        182,163     0.07
Third         261,672     0.10               Third         208,187     0.08
Fourth        261,672     0.10               Fourth        209,338     0.08

        Although the Board of Directors intends to continue to pay quarterly cash dividends in the future, there can be no assurance that cash dividends will be paid in the future or, if paid, that such cash dividends will be comparable to cash dividends previously paid by the Corporation, since future dividend policy is subject to the discretion of the Board of Directors of the Corporation and will depend upon a number of factors, including future earnings of the Corporation, the financial condition of the Corporation, the Corporation's cash needs, general business conditions and the amount of dividends paid to the Corporation by the Subsidiary Bank.

        The appropriate regulatory authorities are authorized to prohibit banks and bank holding companies from paying dividends which would constitute an unsafe and unsound banking practice. The Subsidiary Bank and the Corporation are not currently subject to any regulatory restrictions on the payment of dividends.

        The amount of dividends which will be paid to the Corporation by the Subsidiary Bank will be subject to the discretion of the Board of Directors of the Subsidiary Bank as well as dependent upon the level of earnings of the Subsidiary Bank, continued capital adequacy of the Subsidiary Bank, and compliance with regulatory requirements.

        Under its loan agreement with The Frost National Bank, pursuant to which the Corporation obtained a $12,500,000 line of credit for the purpose of financing the acquisition of financial institutions in Texas and for general corporate purposes, the Corporation may not declare or pay any dividends which are in excess of $1,500,000 in the aggregate per year.

ITEM 6 - SELECTED FINANCIAL DATA

        The following table sets forth certain highlights from the Corporation's audited year-end consolidated financial statements for the last six years:

                            SELECTED FINANCIAL DATA
                             (Dollars in Thousands)

                                                    December 31,                          5 Year Annual
                             ----------------------------------------------------------     Compound
                               1994      1993      1992      1991      1990      1989     Growth Rate
                             --------  --------  --------  --------  --------  --------  --------------
Assets                       $884,868  $735,759  $637,905  $572,047  $574,655  $503,270      11.95%
Loans                         272,825   235,610   190,652   179,733   203,850   207,348       5.64
Deposits                      726,248   676,364   586,086   525,627   529,487   459,965       9.57
Stockholders' equity           55,326    52,222    44,624    39,164    36,784    35,319       9.39


                                               Year Ended December 31,                    5 Year Annual
                             ----------------------------------------------------------     Compound
                               1994      1993      1992      1991      1990      1989     Growth Rate
                             --------  --------  --------  --------  --------  --------  --------------
Total interest income        $ 49,390  $ 43,638  $ 43,401  $ 46,443  $ 46,368  $ 45,293       1.75%
Total interest expense         19,491    16,092    18,370    26,014    27,749    27,525      (6.67)
Provision for loan losses         500       200     2,200     2,865     4,008     5,210     (37.42)
Net income                      8,022     8,093     6,085     3,073     2,416       736      61.24

        Although these statistics are satisfactory indicators of general trends, the daily average balance sheets are more meaningful for analysis purposes than December 31 data because they minimize the effect of day-to-day fluctuations that are common to bank balance sheets. Also, average balances for earning assets and interest-bearing liabilities can be related directly to the components of interest income and interest expense on the statements of operations. This provides the basis for analysis of rates earned and paid, and sources of increases and decreases in net interest income as derived from changes in volumes and rates. The schedule on the next page presents consolidated average balance sheets for the most recent three years in a format that highlights earning assets and interest-bearing liabilities. Following the consolidated average balance sheets are comparative consolidated statements of operations for the past six years.

                 CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
                             (Dollars in Thousands)

                                                                December 31,                2 Year Annual
                                                     --------------------------------         Compound
                                                       1994        1993        1992          Growth Rate
                                                     --------    --------    --------       --------------
Assets
- ------
Earning assets:
  Loans                                              $252,678    $217,872    $183,747            17.27%
  Interest-bearing demand deposits
    in other banks                                        542       1,347         619            (6.43)
  Federal funds sold                                   21,663      11,678      12,735            30.42
  Investment securities:
    Taxable                                           416,484     393,285     345,405             9.81
    Tax-exempt                                         42,005      34,199      30,648            17.07
                                                     --------    --------    --------           ------
      Total investment securities                     458,489     427,484     376,053            10.42
                                                     --------    --------    --------           ------
      Total earning assets                            733,372     658,381     573,154            13.12
                                                     --------    --------    --------           ------
Cash and due from banks                                40,880      36,503      26,825            23.45
Other assets                                           36,905      29,738      28,732            13.33
Less allowance for loan losses                         (3,886)     (4,504)     (4,698)           (9.05)
                                                     --------    --------    --------           ------
                                                     $807,271    $720,118    $624,013            13.74%
                                                     ========    ========    ========           ======
Liabilities and Stockholders' Equity
- ------------------------------------

Interest-bearing liabilities:
 Interest-bearing deposits:
  Interest-bearing demand                            $234,293    $202,189    $157,009            22.16%
  Savings                                              71,787      68,463      51,408            18.17
  Time                                                257,142     266,049     263,619            (1.24)
                                                     --------    --------    --------           ------
   Total interest-bearing deposits                    563,222     536,701     472,036             9.23
 Short-term borrowings                                 55,168       3,729       2,472           372.41
                                                     --------    --------    --------           ------
   Total interest-bearing liabilities                 618,390     540,430     474,508            14.16
                                                     --------    --------    --------           ------
Noninterest-bearing demand deposits                   130,532     127,295     103,903            12.08
Other liabilities                                       3,849       3,518       3,409             6.26
Stockholders' equity                                   54,500      48,875      42,193            13.65
                                                     --------    --------    --------           ------
                                                     $807,271    $720,118    $624,013            13.74%
                                                     ========    ========    ========           ======

Ratio of earning assets to interest-
   bearing liabilities                                   1.19        1.22        1.21
                                                     ========    ========    ========

Earning assets as a percent of total assets             90.85%      91.43%      91.85%
                                                     ========    ========    ========

Stockholders' equity as a percent of total assets        6.75%       6.79%       6.76%
                                                     ========    ========    ========


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars In Thousands Except Per Share Data)

                                                            Year Ended December 31,                    5 Year Annual
                                         ---------------------------------------------------------        Compound
                                           1994      1993      1992      1991      1990      1989        Growth Rate
                                         -------   -------   -------   -------   -------   -------     --------------
Total interest income                    $49,390   $43,638   $43,402   $46,443   $46,368   $45,293           1.75%
Total interest expense                    19,491    16,092    18,370    26,014    27,749    27,525          (6.67)
                                         -------   -------   -------   -------   -------   -------         ------
 Net interest income                      29,899    27,546    25,032    20,429    18,619    17,768          10.97
Provision for loan losses                    500       200     2,200     2,865     4,008     5,210         (37.42)
                                         -------   -------   -------   -------   -------   -------         ------
 Net interest income after
  provision for loan losses               29,399    27,346    22,832    17,564    14,611    12,558          18.54
                                         -------   -------   -------   -------   -------   -------         ------
Noninterest income:
 Service charges and fees                  8,263     7,882     6,493     5,265     4,390     3,767          17.01
 Gains on sales of
  investment securities                       --        --       432     1,109         8         3             --
 Other income                                784       164       164       163       218       195          32.09
                                         -------   -------   -------   -------   -------   -------         ------
  Total noninterest income                 9,047     8,046     7,089     6,537     4,616     3,965          17.93
                                         -------   -------   -------   -------   -------   -------         ------
Noninterest expenses:
 Salaries and employee benefits           15,137    13,719    10,983     9,396     8,253     7,635          14.67
 Net occupancy expense                     2,661     2,842     1,961     1,716     1,630     1,632          10.27
 Equipment and data
  processing expense                       2,810     2,604     1,953     1,551     1,368     1,387          15.17
 Other real estate owned expense
   (income), net                             (76)      144     1,511     2,202       662       769             --
 Marketing expense                           886       875       745       729       680       757           3.20
 Early retirement expense                     --       118        --        --       507        --             --
 Other operating expense                   6,356     6,075     5,416     4,368     3,562     3,607          11.99
                                         -------   -------   -------   -------   -------   -------         ------
  Total noninterest expenses              27,774    26,377    22,569    19,962    16,662    15,787          11.96
                                         -------   -------   -------   -------   -------   -------         ------
Income before income
 taxes, extraordinary item and
 cumulative effect of change in
 accounting for income taxes              10,672     9,015     7,352     4,139     2,565       736          70.72
                                         -------   -------   -------   -------   -------   -------         ------
Provision for income taxes                 2,650     2,292     1,623     1,725       149        --             --
                                         -------   -------   -------   -------   -------   -------         ------
Income before extraordinary
 item and cumulative effect of change
 in accounting for income taxes            8,022     6,723     5,729     2,414     2,416       736          61.24
                                         -------   -------   -------   -------   -------   -------         ------
Extraordinary item (1)                        --        --       356       659        --        --             --
Cumulative effect of change in
 accounting for income taxes                  --     1,370        --        --        --        --             --
                                         -------   -------   -------   -------   -------   -------         ------
  Net income                             $ 8,022   $ 8,093   $ 6,085   $ 3,073   $ 2,416   $   736          61.24%
                                         =======   =======   =======   =======   =======   =======         ======
Earnings per share:
 Net income before extraordinary item
  and cumulative effect of change
  in accounting for income taxes         $  3.07   $  2.58   $  2.20   $  0.93   $  0.92   $  0.28          61.43%
 Extraordinary item                           --        --      0.14      0.25        --        --             --
 Cumulative effect of change in
  accounting for income taxes                 --      0.53        --        --        --        --             --
                                         -------   -------   -------   -------   -------   -------         ------
 Net income                              $  3.07   $  3.11   $  2.34   $  1.18   $  0.92   $  0.28          61.43%
                                         =======   =======   =======   =======   =======   =======         ======

Cash dividends per share                 $  0.39   $  0.29   $  0.24   $  0.24   $  0.24   $  0.24          10.20%
                                         =======   =======   =======   =======   =======   =======         ======
Weighted average number
  of shares outstanding                    2,617     2,603     2,602     2,603     2,624     2,623          (0.05)%
                                         =======   =======   =======   =======   =======   =======         ======


______________________
(1) The extraordinary item represents a reduction of Federal income taxes arising from utilization of net operating loss carryforwards.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

        The following discussion highlights the major changes affecting the operations and financial condition of the Corporation for the three years ended December 31, 1994. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

ACQUISITIONS

        Effective March 1, 1994, Central Bank & Trust acquired certain assets (primarily single family residential mortgage loans) and assumed certain liabilities (primarily short-term notes payable) of Havran Mortgage Corporation. The acquisition resulted in an increase in both consolidated loans and short-term borrowings of approximately $1.5 million at the date of acquisition. The acquisition was accounted for as a purchase with the assets and liabilities recorded at their fair values as of the purchase date. The acquisition has improved the Corporation's ability to efficiently provide real estate mortgage loans to customers.

        On February 5, 1993, Central Bank & Trust acquired certain assets (primarily cash equivalents, premises and equipment, investment securities, and certain nonclassified loans) and assumed certain liabilities (primarily customer deposits) of an insolvent banking association, American Bank of Haltom City ("American"), Haltom City, Texas. The transaction resulted in an increase in consolidated assets and liabilities of approximately $94 million at the acquisition date. The acquisition has improved operating efficiencies and results by increasing market share within Tarrant County. Further details of this transaction are provided in the Form 8-K filing dated February 5, 1993. The acquisition of American was accounted for as a purchase with the assets and liabilities recorded at their fair market values as of the purchase date. Accordingly, the accompanying consolidated financial statements include the results of operations of American from February 5, 1993.

        On February 6, 1992, Central Bank & Trust acquired certain assets (primarily cash equivalents, investment securities, and consumer loans) and assumed certain liabilities (primarily customer deposits) of an insolvent banking association, Landmark Bank of Fort Worth (Landmark), Fort Worth, Texas. The transaction resulted in the increase in consolidated deposits and loans of approximately $74 million and $8 million, respectively. Further details of this transaction are provided in the Form 8-K filing dated February 6, 1992.

        On March 6, 1992, the operations of the Corporation's two wholly owned banking subsidiaries, North Fort Worth Bank and Central Bank & Trust, were merged together under the name of Central Bank & Trust. For purposes of Management's Discussion and Analysis, the two subsidiaries will collectively be referred to as the "Subsidiary Bank." The merging of the two subsidiaries has provided greater opportunities in the areas of marketing, product delivery and operating efficiencies.

OVERVIEW OF 1994 PERFORMANCE

        Texas Security Bancshares, Inc. reported net income for the year ended December 31, 1994 of $8,021,940 or $3.07 per share. For the year ended December 31, 1993, net income was $8,093,343 or $3.11 per share. 1993 results include a one-time adjustment for $1,370,000 or $0.53 per share relating to accounting for income taxes. 1993 earnings excluding the adjustment were $6,723,343 or $2.58 per share.

        Net interest income increased to $29,898,715 in 1994 from $27,546,040 in 1993. This increase resulted as increases in deposits and short-term borrowings allowed the Corporation to increase its earning assets. The increase in net interest income also occurred despite a ten basis point decrease from 1993 in the Corporation's net interest margin (net yield on earning assets).

        The Corporation's noninterest income rose by $1,000,458 over the 1993 level. The increase is primarily attributable to service charges and fees on customer deposit accounts which increased as the customer deposit base grew and due to income from the Corporation's significantly expanded mortgage lending operations. Income from investment services declined in 1994 as market volatility and rising interest rates made traditional bank products more appealing to customers.

        Noninterest expenses increased by $1,396,536 over 1993. The increases are primarily due to the continued increases in officer and employee compensation and the expenses associated with the Corporation's investment in technology and systems for the future.


NET INTEREST INCOME

        Net interest income, the principal source of earnings, is the amount of income generated by earning assets (primarily loans and investment securities) reduced by total interest costs of the funds (primarily deposits) obtained to carry them.

        A summary of average earning assets and interest-bearing liabilities of each major type together with interest earned and incurred are presented for the last three years in the following table.

        The presentation of net interest income is a "taxable equivalent" basis to adjust for the tax-favored status of earnings from certain loans and investments, the majority of which are obligations of state and local governments.

           SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                             (Dollars in Thousands)



                                              1994                        1993                       1992
                                  ------------------------    -------------------------   --------------------------
                                  Average   Yield or  Rate    Average   Yield or   Rate   Average   Yield or   Rate
                                   Volume   Interest  Paid    Volume    Interest   Paid    Volume   Interest   Paid
                                  --------  --------  -----  ---------  --------  ------  --------  --------  ------
Earning assets:
 Loans, including fees(1)(2)(3)   $252,678   $21,945  8.68%  $217,872    $18,955   8.70%  $183,747   $17,781   9.68%
 Interest-bearing deposits
    in other banks                     542        20  3.69      1,347         45   3.34        619        24   3.88
 Federal funds sold                 21,663       993  4.58     11,678        354   3.03     12,735       452   3.55

 Investment securities:
  Taxable                          416,484    24,097  5.79    393,285     22,138   5.63    345,405    22,969   6.65
  Tax-exempt(1)                     42,005     3,922  9.34     34,199      3,472  10.15     30,648     3,361  10.97
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----
   Total investment securities     458,489    28,019  6.11    427,484     25,610   5.99    376,053    26,330   7.00
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----

   Total earning assets(1)        $733,372   $50,977  6.95%  $658,381    $44,964   6.83%  $573,154   $44,587   7.78%
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----

Interest-bearing liabilities:
 Interest-bearing deposits:
  Interest-bearing demand         $234,293   $ 5,596  2.39%  $202,189    $ 4,432   2.19%  $157,009   $ 4,648   2.96%
  Savings                           71,787     1,597  2.22     68,463      1,646   2.40     51,408     1,553   3.02
  Time                             257,142     9,833  3.82    266,049      9,897   3.72    263,619    12,068   4.58
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----
   Total interest-bearing
     deposits                      563,222    17,026  3.02    536,701     15,975   2.98    472,036    18,269   3.87
 Short-term borrowings              55,168     2,465  4.47      3,729        117   3.14      2,472       101   4.09
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----
   Total interest-bearing
     liabilities                  $618,390    19,491  3.15%  $540,430     16,092   2.98%  $474,508    18,370   3.87%
                                  --------   -------  ----   --------    -------  -----   --------   -------  -----

Net interest spread                             3.80%                              3.85%                       3.91%
                                             =======                              =====                       =====
Net interest income and net
   yield on earning assets(1)                $31,486             4.29%   $28,872   4.39%             $26,217   4.57%
                                             =======         ========    =======  =====              =======  =====

____________________________________
(1) Presented on a taxable equivalent basis using a 34% Federal income tax rate.
(2) Including nonaccrual loans, thereby reducing yield.
(3) Net of unearned discount.

        Presented below is a comparison of net interest income and the net interest margin on a taxable equivalent basis (using a 34% Federal income tax rate) for the last three years:


                                                       (Dollars in Thousands)
                                                      -------------------------
                                                       1994     1993     1992
                                                      -------  -------  -------

Total interest income                                 $49,390  $43,638  $43,401
Taxable equivalent adjustment on tax-exempt income      1,587    1,326    1,186
                                                      -------  -------  -------
Total interest income on taxable equivalent basis      50,977   44,964   44,587
Total interest expense                                 19,491   16,092   18,370
                                                      -------  -------  -------

Net interest income on taxable equivalent basis       $31,486  $28,872  $26,217
                                                      =======  =======  =======


        The Corporation's taxable-equivalent net interest income increased $2.614 million due to increases in earning assets and deposit volumes. The average yield on earning assets was 6.95% in 1994, compared to 6.83% in 1993. The average cost of interest-bearing liabilities was 3.15% in 1994 compared to 2.98% in 1993. Thus, the net interest spread was 3.80% in 1994 compared to 3.85% in 1993, a decrease of five basis points.

        The net yield on earning assets in 1994 was at 4.29%, a decrease of ten basis points from 4.39% in 1993. The Corporation's interest-bearing liabilities remain more sensitive to rate changes than the Corporation's earning assets. In 1994, the rate increases on interest-bearing liabilities were greater than the increases in yields on loans and investment securities. The net yield on earning assets is expected to decline further in 1995 based on an anticipated increase in short-term interest rates.

        The following table presents the changes in the components of the net interest margin on a taxable equivalent basis and identifies the part of each change in such components due to differences in the average volume of earning assets and interest-bearing liabilities, and due to differences in the average rate on those assets and liabilities for each of the last two years. Nonaccrual loans have been included in assets for purposes of computations, thereby reducing yields. The allocation of the rate/volume variance has been made on a pro rata basis on the percentage that volume and rate variances produce in each category.

                 ANALYSIS OF CHANGES IN THE NET INTEREST MARGIN
                             (Dollars in Thousands)


1994 Compared to 1993
- ---------------------
                                                              Due to     Due to       Changes
                                                 Increase    Changes    Changes       in Rates/
                                                (Decrease)  in Volume   in Rates       Volume
                                                ----------  ----------  ---------     ---------
Interest income from earning assets:
 Loans, including fees                           $ 2,990      $3,028      $   (33)      $  (5)
 Interest-bearing deposits in other banks            (25)        (27)           5          (3)
 Federal funds sold                                  639         303          181         155
 Investment securities - taxable                   1,959       1,306          617          36
 Investment securities - tax-exempt
  on taxable equivalent basis                        450         792         (279)        (63)
                                                 -------      ------      -------       -----
   Total                                           6,013       5,402          491         120
                                                 -------      ------      -------       -----
Interest expense:
 Interest-bearing demand deposits                  1,164         704          397          63
 Savings deposits                                    (49)         80         (123)         (6)
 Time deposits                                       (64)       (332)         277          (9)
 Short-term borrowings                             2,348       1,614           50         684
                                                 -------      ------      -------       -----
   Total                                           3,399       2,066          601         732
                                                 -------      ------      -------       -----
Net interest margin before allocation
 of rates/volume                                   2,614       3,336         (110)       (612)
Allocation of rates/volume                            --        (633)          21         612
                                                 -------      ------      -------       -----
   Change in net interest margin                 $ 2,614      $2,703      $   (89)      $  --
                                                 =======      ======      =======       =====


1993 Compared to 1992
- ---------------------
                                                              Due to     Due to       Changes
                                                 Increase    Changes    Changes       in Rates/
                                                (Decrease)  in Volume   in Rates       Volume
                                                ----------  ----------  ---------     ---------
Interest income from earning assets:
 Loans, including fees                           $ 1,174      $3,302      $(1,795)      $(333)
 Interest-bearing deposits in other banks             22          28           (3)         (4)
 Federal funds sold                                  (99)        (38)         (66)          6
 Investment securities - taxable                    (831)      3,184       (3,526)       (489)
 Investment securities - tax-exempt
  on taxable equivalent basis                        111         389         (250)        (28)
                                                 -------      ------      -------       -----
   Total                                             377       6,865       (5,640)       (848)
                                                 -------      ------      -------       -----
Interest expense:
 Interest-bearing demand deposits                   (215)      1,337       (1,206)       (347)
 Savings deposits                                     93         515         (317)       (105)
 Time deposits                                    (2,171)        111       (2,261)        (21)
 Short-term borrowings                                15          51          (24)        (11)
                                                 -------      ------      -------       -----
   Total                                          (2,278)      2,014       (3,808)       (484)
                                                 -------      ------      -------       -----
Net interest margin before allocation
 of rates/volume                                   2,655       4,851       (1,832)       (364)
Allocation of rates/volume                            --        (585)         221         364
                                                 -------      ------      -------       -----
   Change in net interest margin                 $ 2,655      $4,266      $(1,611)      $  --
                                                 =======      ======      =======       =====


PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

        Inherent with the extension of credit is a degree of risk taking. The primary factors influencing the amount of risk and loss associated with the lending function are economic conditions and lending practices.

        Management recognized that it is not possible to predict loan losses with complete certainty, but strives to reduce the amount of loss by responsible lending procedures and loan review processes. Credit risk management, through extensive evaluation of new credit requests to determine if the extension of credit is prudent, has been strengthened. Further control of risk and assessment of the overall quality of the loan portfolio is accomplished by ongoing internal review as well as periodic reviews by external independent loan reviewers, external auditors and regulatory agency examiners.

        In conjunction with the reviews, the Corporation utilizes: (a) historical loan loss experience; (b) the evaluation of underlying collateral for secured loans; (c) expected loan growth; (d) portfolio composition; (e) current and forecasted local and national economic conditions to establish an allowance for loan losses and the provision necessary to maintain it at an adequate level.

        The allowance for loan losses is used to cover future loan losses. Recoveries of loans previously charged-off, in addition to periodic charges to operating expense, increase the balance in the allowance while it is decreased by loan charge-offs.

        The Texas economy, in general, continued a recovery which began in 1993. Growth was experienced by small and medium size companies and, overall, Texas was second nationally behind only Florida in job creation.

        In 1994, the real estate market, as a whole, continued to improve. The most encouraging news came from the areas of residential, retail and industrial markets. The Dallas/Fort Worth area currently rates as one of the top residential markets in the U.S. with sales of single-family homes remaining strong. The apartment market maintained over 90% occupancy in 1994, which resulted in higher rental rates and new development. The retail market reported approximately 85% occupancy in 1994 with increasing rent levels. The industrial market has improved to above 90% occupancy. However, the office market is still having problems due to tenant downsizing, competition from liquidation properties and declining rental rates in some areas.

        With the improving economy, the Corporation achieved moderate loan growth for the second consecutive year. Most of the growth came from small and medium size companies and from new or refinanced real estate mortgages. The Corporation's loan portfolio, although concentrated in real estate, does not have any industry concentrations and is primarily extended to user occupied property.

  Based upon current information and conditions, management believes the known risks in the existing loan portfolio have been properly evaluated and the allowance is at a satisfactory level. Subsequent evaluations, however, could necessitate changes in the balance of the allowance.

  The following table presents the provision for loan losses, loans charged-off, recoveries of loans previously charged-off, the amounts of the allowance for loan losses, the loans outstanding and certain pertinent ratios for the periods indicated (dollars in thousands).

                                                                 Year Ended December 31,
                                                -----------------------------------------------------
                                                   1994       1993       1992       1991       1990
                                                ---------   --------   --------   --------  ---------

  Balance at beginning of year                  $   4,072   $  4,663   $  4,351   $  5,074   $  3,698
                                                ---------   --------   --------   --------   --------

  Charge-offs:
   Commercial and financial loans                     913      1,151      1,039        993        632
   Real estate loans                                  230        287      1,398      2,371      1,421
   Installment loans                                  335        290        417        908        919
                                                ---------   --------   --------   --------   --------
     Total                                          1,478      1,728      2,854      4,272      2,972
                                                ---------   --------   --------   --------   --------
  Recoveries:
   Commercial and financial loans                     419        662        548        244        104
   Real estate loans                                  241        100        200        187         31
   Installment loans                                  118        175        218        253        205
                                                ---------   --------   --------   --------   --------
     Total                                            778        937        966        684        340
                                                ---------   --------   --------   --------   --------

  Net charge-offs:
   Commercial and financial loans                     494        489        491        749        528
   Real estate loans                                  (11)       187      1,198      2,184      1,390
   Installment loans                                  217        115        199        655        714
                                                ---------   --------   --------   --------   --------
     Total                                            700        791      1,888      3,588      2,632
                                                ---------   --------   --------   --------   --------

  Provision charged to earnings                       500        200      2,200      2,865      4,008
                                                ---------   --------   --------   --------   --------
  Balance at end of year                        $   3,872   $  4,072   $  4,663   $  4,351   $  5,074
                                                =========   ========   ========   ========   ========
  Amount of loans outstanding
   at end of year                               $ 272,825   $235,610   $190,652   $179,733   $203,850
                                                =========   ========   ========   ========   ========

  Average amount of loans outstanding:
   Commercial and financial loans               $  82,714   $ 69,708   $ 50,570   $ 36,342   $ 42,170
   Real estate loans                              154,599    129,266    111,295    115,185    125,878
   Installment loans                               15,365     18,898     21,882     39,435     39,399
                                                ---------   --------   --------   --------   --------
     Total                                      $ 252,678   $217,872   $183,747   $190,962   $207,447
                                                =========   ========   ========   ========   ========

  Ratios:
   Net charge-offs to average loans:
    Commercial and financial loans                   0.60%      0.70%      0.97%      2.06%      1.25%
    Real estate loans                               (0.01)%     0.14%      1.08%      1.90%      1.10%
    Installment loans                                1.41%      0.61%      0.91%      1.66%      1.81%
                                                ---------   --------   --------   --------   --------
     Total                                           0.28%      0.36%      1.03%      1.88%      1.27%
                                                =========   ========   ========   ========   ========

   Balance in allowance at end of year

    to outstanding loans at end of year              1.42%      1.73%      2.45%      2.42%      2.49%
                                                =========   ========   ========   ========   ========


        In 1994, the provision for loan losses was $500,000 and net charge-offs totaled $700,000, or 0.28% of average loans. In 1993, the provision amounted to $200,000 with net charge-offs amounting to $791,000 or 0.36% of average loans.

        At December 31, 1994, the allowance for loan losses was $3.872 million, or 1.42% of year-end loans, compared to $4.072 million, or 1.73% at December 31, 1993. The allowance at the close of 1994 provided coverage for 109% of nonaccrual and restructured loans compared to 192% at the end of 1993 and 111% at the end of 1992.

        The following table shows the allowance for loan losses by loan category for the past three years (dollars in thousands):

                   ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY
                             (Dollars in Thousands)


                                                                 Year Ended December 31,
                                      -----------------------------------------------------------------------------
                                                1994                       1993                       1992
                                      -----------------------  -----------------------------  ----------------------
                                                 Percent of                     Percent of              Percent of
                                               Loans in Each                  Loans in Each           Loans in Each
                                                Category to                    Category to             Category to
                                      Amount    Total Loans       Amount       Total Loans    Amount   Total Loans
                                      -------  --------------  -------------  --------------  ------- --------------
Commercial and financial loans         $  427       34.08%         $  534          32.00%     $  724       30.05%
Real estate loans                       1,180       60.46             860          61.21       1,065       59.57
Installment loans                         103        5.46             217           6.79         397       10.38
Unallocated                             2,162          --           2,461             --       2,477          --
                                       ------      ------          ------         ------      ------      ------
   Total allowance for loan losses     $3,872      100.00%         $4,072         100.00%     $4,663      100.00%
                                       ======      ======          ======         ======      ======      ======


        The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 ("Statement No. 114"), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("Statement No. 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Both statements are effective for fiscal years beginning after December 15, 1994 and will be applied on a prospective basis. Statement No. 114 requires that impaired loans within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment shall be recognized by creating a valuation allowance with a corresponding charge to the provision for loan losses. Statement No. 118 amends Statement No. 114 and allows the use of existing methods for recognizing interest income on impaired loans. The effect of adopting these statements is not considered material.

        Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and other real estate owned) at December 31, 1994 totaled $3.911 million, a 58.98% increase from the $2.460 million reported at the close of 1993. Nonperforming assets at December 31, 1993 decreased 65.76% from the $7.185 million reported at the close of 1992.

        The following table summarizes the nonperforming assets as of December 31 for each of the last five years (dollars in thousands).


                                                          December 31,
                                           -------------------------------------------
                                            1994     1993     1992     1991     1990
                                           -------  -------  -------  -------  -------

  Nonaccrual loans                         $3,339   $2,105   $3,935   $4,829   $3,812
  Other real estate owned, net                352      336    2,991    4,066    4,029
  Restructured loans                          220       19      259       --      955
                                           ------   ------   ------   ------   ------
    Total                                  $3,911   $2,460   $7,185   $8,895   $8,796
                                           ======   ======   ======   ======   ======

  As a percent of total loans and other
   real estate owned                         1.43%    1.04%    3.71%    4.84%    4.23%

  Interest on above loans included
   in earnings                             $  169   $   36   $  201   $  244   $  172
                                           ======   ======   ======   ======   ======

  Accrued interest on above loans
   not recorded in earnings                $  147   $  150   $  179   $  247   $  393
                                           ======   ======   ======   ======   ======


        Nonaccrual loans are those on which the accrual of interest has been suspended and on which interest is recorded as earned when it is received. Loans are placed on nonaccrual status when principal or interest is past due 90 days or more, and the loan is not both well-secured and in the process of collection, or immediately, if in the opinion of management, full collection of principal or interest is unlikely. At the time a loan is placed on nonaccrual status, interest previously recorded but not collected is reversed and charged against current income.

        Other real estate owned includes properties for which the Corporation has foreclosed and taken title. In April 1992, the American Institute of Certified Public Accountants issued Statement of Position 92-3 "Accounting for Foreclosed Assets" (SOP 92-3) which is effective for annual financial statements for periods ending on or after December 15, 1992. Under SOP 92-3 there is a refutable presumption that foreclosed assets are held for sale. All of the Corporation's foreclosed assets are held for sale, as required by regulatory guidelines. SOP 92-3 requires that foreclosed assets held for sale be carried at the lower of fair value, net of estimated selling costs, or cost. Because the Corporation previously carried its foreclosed assets on a similar basis, the effect of implementation of SOP 92-3 was not significant.

        Any write-downs in properties acquired in satisfaction of debts are charged to the allowance for loan losses at the date of acquisition. Estimates for costs to sell, expenses incurred in maintaining other real estate owned and subsequent write-downs to reflect declines in the fair value of the property are included in other real estate owned expense (income), net.

        Management provides for possible future declines in real estate values through periodic specific write-downs. These charges to earnings are made based upon updated periodic independent appraisals and internal evaluations of property and market conditions.

        Restructured loans are loans on which the interest and/or the principal has been reduced due to a deterioration in the borrower's financial condition. A restructured loan is neither on nonaccrual status nor 90 days past due.

        The Corporation has no nonperforming assets which are energy related. Management is not aware of any potential problem loans which are not included in nonperforming loans to which serious doubts exist as to the ability of the borrower to substantially comply with the present repayment terms.

        The following schedule presents loan amounts past due 90 days or more and not classified as non-performing as of the dates indicated by the type of loan (dollars in thousands).


                                              December 31,
                                    ---------------------------------
                                    1994   1993   1992   1991   1990
                                    -----  -----  -----  -----  -----

  Commercial and financial loans    $  10  $  --  $  54  $ 159  $ 247
  Real estate loans                    18    524     12    165    383
  Installment loans                    20      6     36    172    214
                                    -----  -----  -----  -----  -----
   Total                            $  48  $ 530  $ 102  $ 496  $ 844
                                    =====  =====  =====  =====  =====


        In 1994, the amount of interest on the above loans that was included in income was approximately $4,200.

        The Corporation's problem loan monitoring program examines on a monthly basis the status and specific action plan for resolution or liquidation of all major nonperforming assets.


NONINTEREST INCOME

        Noninterest income represents service charges and fees earned by the Subsidiary Bank, trust fees, gains on sales of investment securities and other miscellaneous fee income, including income from mortgage lending operations. Noninterest income increased 12.44% to $9.047 million in 1994 and 13.50% in 1993 to $8.046 million from the respective preceding years. Increases in service charges and fees are largely due to the increased customer deposit base.

        The increase in trust fees is attributable to new personal and institutional business generated. The decrease in investment services income in 1994 from 1993 is due primarily to the increase in the number of bank customers shifting to traditional bank products due to the increased stock market volatility and to rising interest rates.

        Other noninterest income increased primarily due to gains on sales of mortgage loans from the Corporation's expanded mortgage lending operations.

        The following table summarizes the changes in noninterest income during the past two years (dollars in thousands):


                                                       Year Ended December 31,
                                             --------------------------------------------
                                                   1994               1993          1992
                                             -----------------  -----------------  ------
                                             Amount  % Change   Amount  % Change   Amount
                                             ------  ---------  ------  ---------  ------

  Service charges and fees                   $7,166     12.62%  $6,363     17.77%  $5,403
  Trust fees                                    621     29.11      481     82.20      264
  Investment services                           476    (54.14)   1,038     25.67      826
  Gains on sales of investment securities        --        --       --        --      432
  Other noninterest income                      784    378.05      164        --      164
                                             ------    ------   ------     -----   ------
   Total noninterest income                  $9,047     12.44%  $8,046     13.50%  $7,089
                                             ======    ======   ======     =====   ======


NONINTEREST EXPENSES

        Noninterest expenses were $27.773 million in 1994, up 5.29% from the $26.377 million incurred in 1993. Noninterest expenses in 1993 increased 16.87% from the $22.569 million incurred in 1992.

        The largest item of noninterest expenses, salaries and employee benefits, increased $1,418,000, or 10.34% from 1993 to 1994 and $2,736,000, or
24.91% from 1992 to 1993. Higher personnel expenses for 1994 and 1993 reflect an increase in staffing levels from acquisition and branch expansion activities in addition to merit adjustments, averaging 3.5%, and increased costs associated with Corporate provided employee benefits.

        Net occupancy expense decreased $181,000 or 6.37% from 1993 to 1994 compared to an increase of $881,000 or 44.93% from 1992 to 1993. The Corporation added new banking facilities in 1994 and 1993. In 1993, facilities management was outsourced, increasing net occupancy expense. In 1994, facilities management was brought back in-house, shifting expense from net occupancy to salaries and employee benefits.

        Equipment and data processing expense in 1994 increased by $206,000 or 7.91% over 1993 expense levels. Equipment and data processing expense in 1993 increased by $651,000 or 33.33% from 1992 expense levels primarily due to an increase in depreciation expense resulting from the purchase of a new ATM processing system.

        Other real estate owned expense (income), net decreased $220,000 or 152.78% from 1993 and decreased $1,367,000 or 90.47% from 1992 to 1993. The high level of expense in 1992 is attributed to write-downs in the carrying value of foreclosed property to reflect declining market values. Other real estate owned expenses have decreased as the number of properties held has declined.

        Federal deposit insurance fees in 1994 increased $121,000 or 8.74% over 1993 and $146,000 or 11.78% between 1993 and 1992. The increase in both 1994 and 1993 was attributable to the increase in average deposits.

        The early retirement expense in 1993 of $118,000 represents the cost of providing lump sum and increased future pension benefits to employees who elected to take voluntary early retirement under a plan offered to them in the fourth quarter of 1993.

        Communications expense and stationery and supplies expense increased $78,000 or 6.28% and decreased $76,000 or 8.25%, respectively, in 1994 from 1993. Communications expense in 1993 increased $293,000 or 30.84% from 1992 and stationery and supplies expense increased $141,000 or 18.08% in the same period. The increases in 1993 are the result of expanded banking operations.

        The following table summarizes the changes in noninterest expenses for the past three years (dollars in thousands):

                  ANALYSIS OF CHANGES IN NONINTEREST EXPENSES
                             (Dollars in Thousands)

                                                          Year Ended December 31,
                                   ---------------------------------------------------------------------
                                               1994                           1993               1992
                                   ----------------------------  ----------------------------  --------
                                                $          %                 $          %
                                    Amount    Change    Change   Amount    Change     Change     Amount
                                   --------  --------  --------  -------  --------   --------   -------

Salaries and employee benefits     $15,137    $1,418     10.34%  $13,719  $ 2,736       24.91%  $10,983
Net occupancy expense                2,661      (181)    (6.37)    2,842      881       44.93     1,961
Equipment and data processing
  expense                            2,810       206      7.91     2,604      651       33.33     1,953
Other real estate owned expense        (76)     (220)  (152.78)      144   (1,367)     (90.47)    1,511
Federal deposit insurance fees       1,506       121      8.74     1,385      146       11.78     1,239
Marketing expense                      886        11      1.26       875      130       17.45       745
Early retirement expense                --      (118)  (100.00)      118      118          --        --
Other taxes                            129       (25)   (16.23)      154      150    3,750.00         4
Legal and professional                 940        (8)    (0.84)      948     (120)     (11.24)    1,068
Communications                       1,321        78      6.28     1,243      293       30.84       950
Stationery and supplies                845       (76)    (8.25)      921      141       18.08       780
Insurance                              409        40     10.84       369       68       22.59       301
Other expenses                       1,205       150     14.22     1,055      (19)      (1.77)    1,074
                                   -------    ------   -------   -------  -------   ---------   -------
    Total noninterest expenses     $27,773    $1,396      5.29%  $26,377  $ 3,808       16.87%  $22,569
                                   =======    ======   =======   =======  =======   =========   =======


INCOME TAXES

        In 1994, the Corporation recorded income tax expense of $2,650,000. This compares to $2,292,000 recorded in 1993 and $1,622,953 recorded in 1992. The 1992 amount includes the tax effect of net operating loss carryforwards of $356,094.

        In 1991, the Corporation recorded state income tax expense of $172,241 resulting from changes in the state franchise tax legislation enacted in September, 1991. In 1992, the expense recorded in 1991 was reversed due to subsequent clarifications in regulations regarding taxable state income.

        Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," ("Statement No. 109") on a prospective basis. Statement No. 109 requires a change from the deferred method of accounting for income taxes under Accounting Principles Board Opinion 11 to the asset and liability method. The effect of initially applying this pronouncement has been recorded as the cumulative effect of change in accounting for income taxes in the Corporation's consolidated statement of operations for the year ended December 31, 1993. Adopting the statement resulted in an increase in the Corporation's deferred tax asset of $1,370,000.

        The Corporation has recorded a net deferred tax asset of $3,626,813 and $1,839,000 at December 31, 1994 and 1993, respectively. The Corporation is not dependent on future taxable income as a basis for realization of the deferred tax asset. The Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of December 31, 1994 and 1993.


CAPITAL

        The Corporation recognizes the importance of proper capitalization. The continuing philosophy is to maintain a highly capitalized organization operating with capital levels well in excess of those required by regulatory agencies.

        In January 1989, the Federal Reserve Board issued guidelines to United States banking organizations for the application of a risk-based capital framework. The guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of core capital elements less certain intangible assets, while Tier 2 includes the allowance for loan losses, but is limited to 100% of Tier 1 and 1.25% of risk-weighted adjusted assets. The denominator or asset portion of risk based capital aggregates generic classes of balance sheet and off-balance-sheet exposures, each weighted by one of four factors, ranging from 0% to 100%, based upon the relative risk of the exposure class.

        The final Federal Reserve Board guidelines took effect at year-end 1992 and require a minimum capital of 8%, of which at least 4% must be Tier 1.

        In 1990, the Federal Reserve Board issued guidelines that set forth the leverage standards to be applied to banking organizations in conjunction with the risk-based capital framework adopted in 1989. The leverage standard requires a minimum ratio of 3% Tier 1 capital to average total adjusted assets, as defined. However, regulators are given wide discretion to set a level appropriate for each bank, with most banks expected to maintain a leverage capital ratio of 4% to 5%.

        Amendments to the capital rules for the adoption of the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," have not yet been adopted and as such, net unrealized losses on available-for-sale securities resulting from the accounting change have been excluded from the computation of Tier 1 (and total) capital.

        The following table presents the Corporation's risk-based and leverage capital ratios for 1994 and 1993 (dollars in thousands):


                                                         1994       1993
                                                       ---------  ---------

     Tier 1 (Core Capital)
      Stockholders' equity                             $ 55,326   $ 52,222
      Plus: Unrealized loss on securities
       available-for-sale                                 3,898         --
      Less: Excess cost over net assets acquired           (908)      (992)
                                                       --------   --------
       Total Tier 1 Capital                              58,316     51,230
                                                       --------   --------

     Tier 2 (Supplementary Capital)
      Eligible portion of allowance for loan losses       3,872      3,846
                                                       --------   --------

      Total risk-based capital                         $ 62,188   $ 55,076
                                                       ========   ========
      Total risk-weighted assets                       $370,252   $307,718
                                                       ========   ========
      Tier 1 capital ratio                                15.75%     16.65%
      Total risk-based capital ratio                      16.80%     17.90%
                                                       ========   ========
      Leverage capital ratio                               7.22%      7.12%
                                                       ========   ========

        The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. In 1991 the Texas State Banking Department issued a 6% minimum leverage capital ratio standard for all state banks.


LIQUIDITY

        Liquidity is defined as the Corporation's ability to meet deposit withdrawals, provide for the legitimate credit needs of customers, and take advantage of certain investment opportunities as they arise. While maintaining adequate liquid assets to fulfill these functions, it must also maintain compatible levels of maturity and rate concentrations between its sources of funds and earning assets. The liability structure of the Corporation is short-term in nature and the asset structure is likewise oriented towards maturities.

        The Corporation's primary internal source of liquidity is its short-term marketable assets, primarily federal funds sold, and United States Government and Agency securities maturing within the next twelve months.

        The Corporation maintains liquidity levels well in excess of regulatory guidelines of 20-25%. As of December 31, 1994, the Corporation's liquidity ratio, computed under the Texas State Banking Department formula, was 71% for Central Bank & Trust. In addition, the Corporation maintained liquidity levels in excess of regulatory guidelines at December 31, 1993 and 1992.

INVESTMENT PORTFOLIO

        The following schedule presents the book value of the consolidated investment securities portfolio as of December 31 for the last three years.

                      BOOK VALUE OF INVESTMENT SECURITIES
                             (Dollars in Thousands)


                                           1994      1993      1992
                                         --------  --------  --------

     U.S. Treasury                       $ 99,563  $ 97,725  $127,653
     U.S. Government agencies              27,417    31,440    63,935
     FHLB stock                             3,482     3,322        --
     State and political subdivisions      53,374    39,493    31,556
     Mortgage-backed securities           320,852   237,691   150,941
                                         --------  --------  --------
       Totals                            $504,688  $409,671  $374,085
                                         ========  ========  ========


        The investment portfolio, including Federal funds sold, as a percentage of total assets was 59.87% at December 31, 1994, 58.26% at December 31, 1993, 61.84% at December 31, 1992.

        Mortgage-backed securities represent 63.57% of the total investment portfolio as of December 31, 1994 up from 58.02% at December 31, 1993. The mortgage-backed securities are backed by U.S. or Federal Agency guarantees limiting the credit risk associated with mortgage loans. Mortgage-backed securities do possess other risks, namely uncertain yields due to repayment uncertainties.

        The following schedule presents the consolidated investment securities portfolio at December 31, 1994, classified according to maturities, along with the weighted average interest yield for each range of maturities. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 34% Federal income tax rate. FHLB stock is excluded from the schedule as it has no specified maturity. Mortgage-backed securities are included with maturities based on estimated prepayments.


                          MATURITIES AND AVERAGE YIELD
                             (Dollars in Thousands)

                                  Under 1 Year           1-5 Years           6-10 Years              Total
                               -----------------    ------------------    -----------------    -----------------
                               Amount     Yield      Amount     Yield      Amount     Yield     Amount     Yield
                               -------    ------    --------    ------    --------    -----    --------    -----
  U.S. Treasuries              $17,966     5.18%    $ 81,597     6.07%    $     --      --%    $ 99,563    5.91%
  U.S. Government agencies          --       --       24,890     6.63        2,527    5.04       27,417    6.48
  State and political
    subdivisions                 4,922    12.70       16,669    10.02       31,783    8.05       53,374    9.09
  Mortgage-backed
    securities                  46,626     6.36      194,347     6.37       79,879    5.93      320,852    6.26
                               -------    -----     --------    -----     --------    ----     --------    ----
          Total                $69,514     6.50%    $317,503     6.50%    $114,189    6.50%    $501,206    6.50%
                               =======    =====     ========    =====     ========    ====     ========    ====

        The fair value of the investment portfolio is always different from the amortized cost of the portfolio due to interest rate fluctuations which cause fair market valuations to change. As of December 31, 1994, the amortized cost of the Corporation's investment portfolio exceeded the fair value by $22,015,000 or 4.3%, while as of December 31, 1993, the fair value of the investment portfolio exceeded amortized cost by $5,657,000 or 1.4%. The decline in fair value relative to amortized cost was due to the rapid rise in short-term interest rates in 1994.

        Effective January 1, 1994, the Company adopted the FASB's Statement of Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.

        In accordance with Statement No. 115, these investments are classified at the time of purchase into one of three categories as follows:

        - Held-to-Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

        - Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be reported at fair value, with unrealized gains and losses included in earnings.

        - Available-for-Sale Securities - Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

        The Company does not have any securities classified as trading as of December 31, 1994.

        Investment securities have been generally acquired with the intent to hold them to maturity, as management believes the Company has the ability to do so. After reviewing Statement No. 115 and considering the implications of selling securities classified as held-to-maturity, management has classified a portion of the investment portfolio as available-for-sale. Recording such securities classified as available-for-sale at fair value upon the adoption of Statement No. 115 resulted in an increase in stockholders' equity of $2,025,625, net of tax of $1,043,503. Subsequent decreases in the fair value of securities classified as available-for-sale have decreased stockholders' equity by $5,923,154, net of tax of $3,051,316.

        The Corporation does not own any investment securities of any one issuer which is a state or political subdivision of which aggregate adjusted cost exceed 10% of consolidated stockholders' equity as of December 31, 1994 or 1993.

LOANS

        The following schedule presents the Corporation's loan balances at the date indicated according to loan type.

                             DISTRIBUTION OF LOANS
                             (Dollars in Thousands)

                                                               December 31,
                                           -----------------------------------------------------
                                             1994       1993       1992       1991       1990
                                           ---------  ---------  ---------  ---------  ---------

Commercial and financial                   $ 93,003   $ 75,515   $ 57,939   $ 54,099   $ 40,858
Real estate:
 Construction                                 3,355      4,338      2,240      2,542      5,529
 Mortgage                                   162,481    141,198    112,603    107,550    117,220
Installment                                  17,153     18,999     19,943     17,388     42,275
Overdrafts                                      151        184         72        119        138
                                           --------   --------   --------   --------   --------
  Total loans                               276,143    240,234    192,797    181,698    206,020
Less unearned discount                       (3,318)    (4,624)    (2,145)    (1,965)    (2,170)
                                           --------   --------   --------   --------   --------
  Total loans, net of unearned discount    $272,825   $235,610   $190,652   $179,733   $203,850
                                           ========   ========   ========   ========   ========


        Net loans increased $37.215 million or 15.80% between year-end 1993 and 1994, compared to an increase of $44.958 million or 23.58% between year-end 1992 and 1993. The increase in 1994 is attributable to new and refinanced real estate mortgages resulting from an improved economy and is also attributable to continued increased emphasis on commercial lending.

        The following table presents the distribution of commercial, financial and real estate construction loans at December 31, 1994 based on scheduled principal repayments. The table also presents the portion of these loans that are sensitive to interest rates (dollars in thousands).

                                        Due in    One Year
                                       One Year   Through      After
                                       or Less   Five Years  Five Years   Total
                                       --------  ----------  ----------  --------

     Commercial and financial loans     $52,891     $34,632      $5,480   $93,003
     Real estate construction loans       1,859         911         585     3,355
                                        -------     -------      ------   -------
        Total                           $54,750     $35,543      $6,065   $96,358
                                        =======     =======      ======   =======

     With fixed interest rates          $30,459     $28,122      $4,268   $62,849
                                        =======     =======      ======   =======

     With floating interest rates       $24,291     $ 7,421      $1,797   $33,509
                                        =======     =======      ======   =======


DEPOSITS

        The most important source of the Corporation's funds is the deposits of the Subsidiary Bank. The types of deposits that were in the Subsidiary Bank on a daily average basis and the related rate paid during each of the last three years are shown in the following table (dollars in thousands).


                                     1994                1993               1992
                              ------------------  ------------------  ------------------
                                        Average             Average             Average
                              Average     Rate    Average     Rate    Average     Rate
                               Volume     Paid     Volume     Paid     Volume     Paid
                              --------  --------  --------  --------  --------  --------

Noninterest-bearing demand    $130,532       --   $127,295       --   $103,903       --
Interest-bearing demand        234,293     2.39%   202,189     2.19%   157,009     2.96%
Savings                         71,787     2.22     68,463     2.40     51,408     3.02
Time                           257,142     3.82    266,049     3.72    263,619     4.58
                              --------     ----   --------     ----   --------     ----
   Total                      $693,754     2.45%  $663,996     2.41%  $575,939     3.17%
                              ========     ====   ========     ====   ========     ====


        Total average deposits were $693.754 million in 1994 compared to $663.996 million in 1993 and $575.939 million in 1992. Interest-bearing demand deposits continue to increase as the rates on these products are competitive with those offered by other financial institutions and with similar investments alternatives.


SHORT-TERM BORROWINGS

        During 1994, the Corporation began selling securities under agreements to repurchase ("repurchase agreements") and began borrowing from the Federal Home Loan Bank ("FHLB"). The Corporation initiated the repurchase agreements primarily as a service to customers, while borrowing from the FHLB provided a new source of funds for increasing earning assets.

        At December 31, 1994, short-term borrowings included repurchase agreements totaling $59,137,190 ($34,137,190 with customers and $25,000,000 with the FHLB), with a weighted average interest rate of 5.47%, and a FHLB advance for $25,000,000 with an interest rate of 5.90%. The repurchase agreements with customers have a maturity of one day and are repricable on daily basis, while the repurchase agreements with the FHLB mature and reprice monthly.

        The maximum amount of repurchase agreements outstanding at any month-end during 1994 was $89,821,319 and the maximum FHLB advance during 1994 was $25,000,000. The average amounts outstanding and the weighted average interest rates were approximately $30,284,000 and $24,110,000 and 4.46% and 4.36% for the repurchase agreements and the FHLB advance, respectively.

INTEREST RATE SENSITIVITY

        Asset/liability management involves the maintenance of an appropriate balance between interest-sensitive assets and interest-sensitive liabilities to reduce interest rate exposure while also providing liquidity to satisfy the cash flow requirement of operations to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals.

        A volatile rate environment combined with industry deregulation has placed an increased emphasis on interest rate sensitivity management. Interest-sensitive earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate sensitive assets and rate sensitive liabilities.

        Interest rate sensitivity management seeks to protect earnings by maintaining an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates.

        The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of December 31, 1994.


                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Dollars in Thousands)

                                                                                 Repriced
                                                                                   After
                                    Due in     Due in      Due in      Total    One Year or
                                   30 Days      31 to    91 Days to     Rate     Non-Rate
                                   or Less     90 Days    One Year   Sensitive   Sensitive    Total
                                  ---------   ---------   ---------  ---------  -----------  --------

Earning assets:
 Loans, net of unearned
  discount                        $  63,875   $  20,150   $  72,262  $ 156,287    $116,538   $272,825
 Interest-bearing deposits
  in other banks                        268          --          --        268          --        268
 Federal funds sold                  25,100          --          --     25,100          --     25,100
 Investment securities:
  Taxable                            79,897       6,386      61,899    148,182     303,133    451,315
  Tax-exempt                            355       4,060       2,725      7,140      46,233     53,373
                                  ---------   ---------   ---------  ---------    --------   --------
   Total investment securities       80,252      10,446      64,624    155,322     349,366    504,688
                                  ---------   ---------   ---------  ---------    --------   --------
   Total earning assets           $ 169,495   $  30,596   $ 136,886  $ 336,977    $465,904   $802,881
                                  ---------   ---------   ---------  ---------    --------   --------

Interest-bearing liabilities:
 Interest-bearing demand          $ 252,960   $      --   $      --  $ 252,960    $     --   $252,960
 Savings                             67,146          --          --     67,146          --     67,146
 Time deposits less than
   $100,000                          33,210      30,796      74,777    138,783      73,516    212,299
 Time deposits greater than
   $100,000                           9,216      10,209      18,350     37,775      15,608     53,383
 Short-term borrowings               89,599          --          --     89,599          --     89,599
 Note payable                           500          --          --        500          --        500
                                  ---------   ---------   ---------  ---------    --------   --------
   Total interest-bearing
    liabilities                   $ 452,631   $  41,005   $  93,127  $ 586,763    $ 89,124   $675,887
                                  ---------   ---------   ---------  ---------    --------   --------

Interest sensitivity gap          $(283,136)  $ (10,409)  $  43,759  $(249,786)   $376,780   $126,994
                                  =========   =========   =========  =========    ========   ========

Cumulative gap                    $(283,136)  $(293,545)  $(249,786)
                                  =========   =========   =========

Relationship of gap to total
 earning assets                      (35.27)%    (36.56)%    (31.11)%
                                  =========   =========   =========

PERFORMANCE SUMMARY

        The table below presents the return on average assets and the return on average equity for the Corporation over the last three years. Return on average assets is calculated by dividing net income by average assets for the year. The return on average equity ratio is calculated by dividing net income by average stockholders' equity for the year. The dividend payout ratio is computed by dividing cash dividends declared by net income. The average stockholders' equity to average total assets is calculated by dividing average stockholders' equity by average total assets for the year.


                                      1994    1993    1992
                                     ------  ------  ------

     Return on average assets         0.99%   1.12%   0.98%
     Return on average equity        14.72   16.56   14.42
     Dividend payout ratio           12.72    9.34   10.26
     Average stockholders' equity
       to average total assets        6.75    6.79    6.76


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATE

     INDEX TO  CONSOLIDATED FINANCIAL STATEMENTS:                PAGE
     --------------------------------------------                ----

          Independent Auditor's Report..........................  39

          Consolidated Balance Sheets as of December 31, 1994
            and 1993............................................  40

          Consolidated Statements of Operations for the years
            ended December 31, 1994, 1993 and 1992..............  42

          Consolidated Statements of Stockholders' Equity
            for the years ended December 31, 1994, 1993
            and 1992............................................  44

          Consolidated Statements of Cash Flows for the years
            ended December 31, 1994, 1993 and 1992..............  45

          Notes to Consolidated Financial Statements............  47

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders
Texas Security Bancshares, Inc.
Fort Worth, Texas:

We have audited the consolidated financial statements of Texas Security Bancshares, Inc. and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Texas Security Bancshares, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As discussed in notes 1 and 11, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."



                                            /s/ KPMG Peat Marwick LLP


Fort Worth, Texas
February 2, 1995

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets
                           December 31, 1994 and 1993

ASSETS                                                 1994         1993
- ------                                             ------------  -----------

Cash and due from banks (note 2)                   $ 49,348,407   44,342,492

Interest-bearing demand deposits in other banks         267,925      840,164

Federal funds sold                                   25,100,000   19,000,000
                                                   ------------  -----------

   Total cash and cash equivalents                   74,716,332   64,182,656
                                                   ------------  -----------


Investment securities (estimated fair values of
 $487,247,577 and $415,328,565
 at December 31, 1994 and 1993,
 respectively) (note 3)                             504,687,973  409,671,181

Loans (note 4):
 Loans, net of unearned discount                    272,825,001  235,609,690
 Less allowance for loan losses                       3,871,653    4,071,798
                                                   ------------  -----------

   Net loans                                        268,953,348  231,537,892
                                                   ------------  -----------

Premises and equipment, net (note 5)                 21,090,898   18,225,380

Accrued interest receivable                           7,028,363    6,031,169

Other real estate owned, net (note 6)                   352,211      335,729

Excess of cost over net assets acquired,
 net of applicable amortization                         907,752      992,112

Federal income taxes receivable (note 11)               523,524      278,524

Deferred Federal income taxes, net (note 11)          3,626,813    1,839,000

Other assets                                          2,980,357    2,665,108
                                                   ------------  -----------

                                                   $884,867,571  735,758,751
                                                   ============  ===========



                                                                 (Continued)

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Balance Sheets, Continued



LIABILITIES AND STOCKHOLDERS' EQUITY                          1994          1993
- ------------------------------------                      ------------   -----------

Deposits (note 7):
 Noninterest-bearing demand                               $140,459,818   128,396,155
 Interest-bearing demand                                   252,959,937   220,795,751
 Savings                                                    67,145,836    73,264,574
 Time, $100,000 and over                                    53,383,374    46,345,399
 Other time                                                212,298,950   207,561,812
                                                          ------------   -----------

  Total deposits                                           726,247,915   676,363,691
                                                          ------------   -----------

Short-term borrowings (note 8)                              89,598,888     3,153,679

Note payable (note 9)                                          500,000            -

Dividends payable                                              261,672       209,338

Accrued interest payable                                     1,982,687     1,269,961

Other liabilities (note 12)                                 10,950,102     2,539,664
                                                          ------------   -----------

  Total liabilities                                        829,541,264   683,536,333
                                                          ------------   -----------

Stockholders' equity (note 10):
 Common stock, $2.50 par value, 5,000,000
  shares authorized, 2,616,723 shares issued
  and outstanding                                            6,541,808     6,541,808

 Additional paid-in capital                                 16,578,010    16,578,010

 Retained earnings                                          36,104,018    29,102,600

 Unrealized loss on investment securities
  available-for-sale, net of $2,007,813 deferred
  Federal income taxes in 1994                              (3,897,529)           -
                                                          ------------   -----------

   Total stockholders' equity                               55,326,307    52,222,418

Commitments and contingencies (notes 9, 11, 13 and 14)
                                                          $884,867,571   735,758,751
                                                          ============   ===========



See accompanying notes to consolidated financial statements.

               TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations
                 Years ended December 31, 1994, 1993 and 1992




                                                             1994         1993        1992
                                                         ------------  ----------  ----------
Interest income:
 Interest and fees on loans (note 4)                      $21,690,425  18,810,058  17,738,129
 Interest and dividends on investment securities
  (note 3)                                                 26,685,769  24,429,031  25,187,218
 Interest on deposits in other banks                           20,365      45,357      23,780
 Interest on Federal funds sold                               992,953     353,650     452,249
                                                          -----------  ----------  ----------

  Total interest income                                    49,389,512  43,638,096  43,401,376
                                                          -----------  ----------  ----------

Interest expense:
 Interest on interest-bearing demand deposits               5,596,270   4,432,475   4,647,753
 Interest on savings deposits                               1,596,835   1,646,236   1,553,093
 Interest on time deposits (note 7)                         9,832,881   9,896,721  12,067,624
 Interest on short-term borrowings                          2,455,936     116,624     101,328
 Interest on note payable                                       8,875           -           -
                                                          -----------  ----------  ----------

  Total interest expense                                   19,490,797  16,092,056  18,369,798
                                                          -----------  ----------  ----------

  Net interest income                                      29,898,715  27,546,040  25,031,578

Provision for loan losses (note 4)                            500,000     200,000   2,200,000
                                                          -----------  ----------  ----------

  Net interest income after provision for loan losses      29,398,715  27,346,040  22,831,578
                                                          -----------  ----------  ----------

Noninterest income:
 Service charges and fees                                   8,262,716   7,882,492   6,492,779
 Gains on sales of investment securities                            -           -     431,841
 Other income                                                 783,891     163,657     163,975
                                                          -----------  ----------  ----------

  Total noninterest income                                  9,046,607   8,046,149   7,088,595
                                                          -----------  ----------  ----------

                                                                   (Continued)

               TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
               Consolidated Statements of Operations, Continued





                                                               1994          1993        1992
                                                           -------------  ----------  -----------
Noninterest expenses:
 Salaries and employee benefits                             $15,137,241   13,837,101  10,983,158
 Net occupancy expense                                        2,661,128    2,841,755   1,961,288
 Equipment and data processing expense                        2,810,248    2,603,631   1,952,619
 Communications expense                                       1,321,311    1,243,218     949,645
 Other real estate owned expense (income), net (note 6)         (75,912)     144,384   1,510,688
 Federal deposit insurance fees                               1,505,748    1,385,034   1,239,109
 Legal and professional                                         940,174      947,893   1,067,937
 Stationery and supplies                                        845,378      920,974     780,392
 Marketing expense                                              885,986      874,997     745,510
 Other operating expense (note 12)                            1,742,080    1,577,859   1,378,358
                                                            -----------   ----------  ----------

   Total noninterest expenses                                27,773,382   26,376,846  22,568,704
                                                            -----------   ----------  ----------

   Income before income taxes, extraordinary
    item and cumulative effect of change in
    accounting for income taxes                              10,671,940    9,015,343   7,351,469
                                                            -----------   ----------  ----------

Provision (benefit) for income taxes (note 11):
 Current:
  Federal                                                     2,430,000    2,177,000   2,023,100
  State                                                               -            -    (172,241)
 Deferred - Federal                                             220,000      115,000    (584,000)
 Tax effect of net operating loss carryforwards                       -            -     356,094
                                                            -----------   ----------  ----------
   Total provision for income taxes                           2,650,000    2,292,000   1,622,953
                                                            -----------   ----------  ----------

   Income before extraordinary item and
    cumulative effect of change in
    accounting for income taxes                               8,021,940    6,723,343   5,728,516

Extraordinary item - reduction of Federal income
 taxes arising from utilization of net operating
 loss carryforwards (note 11)                                         -            -     356,094
Cumulative effect of change in accounting for income
 taxes (note 11)                                                      -    1,370,000           -
                                                            -----------   ----------  ----------
   Net income                                               $ 8,021,940    8,093,343   6,084,610
                                                            ===========   ==========  ==========

Earnings per share:
 Income before extraordinary item and cumulative
  effect of change in accounting for income taxes           $      3.07         2.58        2.20
 Extraordinary item                                                   -            -        0.14
 Cumulative effect of change in accounting for
  income taxes                                                        -         0.53           -
                                                            -----------   ----------  ----------
   Net income                                               $      3.07         3.11        2.34
                                                            ===========   ==========  ==========

Weighted average number of shares outstanding                 2,616,723    2,603,082   2,602,333
                                                            ===========   ==========  ==========

See accompanying notes to consolidated financial statements.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1994, 1993 and 1992


                                                Additional                           Unrealized
                                                -----------                          -----------
                                     Common       Paid-In     Retained    Treasury     Gains/
                                      Stock       Capital     Earnings      Stock     (Losses)       Total
                                   -----------  -----------  -----------  ---------  -----------  -----------

Balance, December 31, 1991         $6,516,208   16,411,139   16,305,035    (68,708)           -   39,163,674

Net income                                  -            -    6,084,610          -            -    6,084,610

Cash dividends - $.24
 per share                                  -            -     (624,560)         -            -     (624,560)

Retirement of treasury stock,
 4,150 shares                         (10,375)     (58,333)           -     68,708            -            -
                                   ----------   ----------   ----------   --------   ----------   ----------

Balance, December 31, 1992          6,505,833   16,352,806   21,765,085          -            -   44,623,724

Net income                                  -            -    8,093,343          -            -    8,093,343

Cash dividends - $.29
 per share                                  -            -     (755,828)         -            -     (755,828)

Issuance of common stock,
 14,390 shares (note 10)               35,975      225,204            -          -            -      261,179
                                   ----------   ----------   ----------   --------   ----------   ----------

Balance, December 31, 1993          6,541,808   16,578,010   29,102,600          -            -   52,222,418

Net income                                  -            -    8,021,940          -            -    8,021,940

Cash dividends - $.39 per share             -            -   (1,020,522)         -            -   (1,020,522)

Cumulative effect of change
 in accounting for investment
 securities, net of $1,043,503
 deferred Federal income
 taxes (note 1 (c))                         -            -            -          -    2,025,625    2,025,625

Change in unrealized
 gains/(losses) on investment
 securities available-for-sale,
 net of $3,051,316 deferred
 Federal income taxes
 (note 1 (c))                               -            -            -          -   (5,923,154)  (5,923,154)
                                   ----------   ----------   ----------   --------   ----------   ----------

Balance, December 31, 1994         $6,541,808   16,578,010   36,104,018          -   (3,897,529)  55,326,307
                                   ==========   ==========   ==========   ========   ==========   ==========


See accompanying notes to consolidated financial statements.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1994, 1993 and 1992


                                                                   1994           1993           1992
                                                              --------------  -------------  -------------
Cash flows from operating activities:
 Net income                                                   $   8,021,940      8,093,343      6,084,610
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provisions for loan losses and losses on other
    real estate owned, net                                          400,216        673,423      3,425,305
   Depreciation                                                   2,330,089      2,041,453      1,547,067
   Amortization                                                     184,360        174,298        124,739
   Gains on sales of investment securities                                -              -       (431,841)
   Net gain on sales of loans                                      (277,431)             -              -
   Net gain on sales of premises and equipment                      (11,503)       (19,440)       (19,686)
   Net gain on sales of other real estate owned                     (44,173)      (337,731)       (41,786)
   Premium amortization and discount accretion, net               1,393,717      3,744,558      2,097,502
   Deferred Federal income taxes, net                               220,000     (1,255,000)      (584,000)
   Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest receivable             (997,194)       688,498        466,948
    Increase in Federal income taxes receivable                    (245,000)      (243,205)       (35,319)
    Decrease (increase) in other assets                            (246,786)      (903,869)       180,506
    Increase (decrease) in accrued interest payable                 712,726        (32,787)      (616,982)
    Decrease in Federal income taxes payable                              -              -       (113,581)
    Increase in other liabilities                                 8,410,438        610,238        143,714
                                                              -------------   ------------   ------------
     Net cash provided by operating activities                   19,851,399     13,233,779     12,227,196
                                                              -------------   ------------   ------------

Cash flows from investing activities:
 Cash and cash equivalents received (paid) in acquisitions       (1,679,778)    73,590,958     57,401,662
 Net decrease in interest-bearing time deposits in
  other banks                                                             -         12,320              -
 Proceeds from maturities and principal reductions of
  investment securities:
   Available-for-sale                                           103,743,230              -              -
   Held-to-maturity                                              30,907,587    218,291,453     69,640,357
 Proceeds from sales of investment securities                             -              -     10,696,615
 Purchases of investment securities:
   Available-for-sale                                           (98,884,722)             -              -
   Held-to-maturity                                            (138,640,610)  (256,543,296)  (112,905,887)
 Net increase in loans                                          (59,240,712)   (29,549,687)    (5,834,192)
 Proceeds from sales of loans                                    23,578,258              -              -
 Proceeds from sales of premises and equipment                       17,934         41,545         26,100
 Purchases of premises and equipment                             (5,108,052)    (4,029,532)    (1,421,156)
 Proceeds from sales of other real estate owned                     127,897      1,459,651      1,190,880
 Cost of capital improvements for other real estate owned                 -              -       (124,385)
                                                              -------------   ------------   ------------
     Net cash provided by (used in) investing activities       (145,178,968)     3,273,412     18,669,994
                                                              -------------   ------------   ------------


                                                            (Continued)

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued



                                                         1994          1993          1992
                                                     -------------  -----------  ------------

Cash flows from financing activities:
 Proceeds from note payable                          $    500,000            -             -
 Net increase (decrease) in deposits                   49,884,224   (3,118,019)  (14,190,877)
 Net increase (decrease) in short-term borrowings      86,445,209     (653,640)      525,779
 Dividends paid                                          (968,188)    (702,630)     (624,567)
 Proceeds from issuance of common stock                         -      261,179             -
                                                     ------------   ----------   -----------
   Net cash provided by (used in)
    financing activities                              135,861,245   (4,213,110)  (14,289,665)
                                                     ------------   ----------   -----------


Net increase in cash and cash equivalents              10,533,676   12,294,081    16,607,525

Cash and cash equivalents at beginning of year         64,182,656   51,888,575    35,281,050
                                                     ------------   ----------   -----------

Cash and cash equivalents at end of year             $ 74,716,332   64,182,656    51,888,575
                                                     ============   ==========   ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Cash paid for interest was $18,778,071, $16,124,843 and $18,986,780 in 1994,
    1993 and 1992, respectively.

  Cash paid for Federal income taxes was $2,675,000, $2,420,205 and $2,172,000 in 1994, 1993 and 1992, respectively.


SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES:

  Loans transferred to other real estate owned in 1994, 1993 and 1992 were $164,493, $559,642 and $1,687,745, respectively.

  Other real estate owned transferred to premises and equipment during 1994 and 1993 totaled $40,000 and $1,000,000, respectively.

  Proceeds from sales of other real estate owned financed through loans were $124,001, $619,300 and $513,200 in 1994, 1993 and 1992, respectively.

  Net unrealized losses on investment securities available-for-sale and the related net increase in deferred Federal income taxes as of December 31, 1994 were $5,905,342 and $2,007,813, respectively.

  During 1994 investment securities were transferred from available-for-sale to held-to-maturity. At the date of the transfer, the amortized cost and fair value of these securities were $100,979,079 and $99,508,729, respectively.



See accompanying notes to consolidated financial statements.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BUSINESS

          Texas Security Bancshares, Inc. (the "Company"), a bank holding company, provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks. The Company is subject to competition from other financial institutions. The Company is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     (b)  BASIS OF FINANCIAL STATEMENT PRESENTATION

          The consolidated financial statements include the accounts of Texas Security Bancshares, Inc. and its subsidiaries, Central Bank & Trust, Texas Security Bancshares Corporation, and TSB Operations Corporation. On March 6, 1992, the operations of the Company's two wholly owned banking subsidiaries, North Fort Worth Bank and Central Bank & Trust, were merged together under the name of Central Bank & Trust. All significant intercompany balances and transactions have been eliminated in consolidation.

          On February 6, 1992, Central Bank & Trust acquired certain assets and assumed certain liabilities of an insolvent banking association, Landmark Bank of Fort Worth, Fort Worth, Texas, through a purchase and assumption agreement with the Federal Deposit Insurance Corporation. The acquisition resulted in an increase in consolidated deposits and loans of approximately $74 million and $8 million, respectively, at the date of acquisition.

          On February 5, 1993, Central Bank & Trust entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation to acquire certain assets (primarily cash equivalents, premises and equipment, investment securities, and certain nonclassified loans) and assume certain liabilities (primarily customer deposits) of an insolvent banking association, American Bank of Haltom City ("American"), Haltom City, Texas. The transaction resulted in an increase in the Company's consolidated assets and liabilities of approximately $94 million at the acquisition date.

          The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and income and expenses for the period. Actual results could differ significantly from those estimates.

          Material estimates that are particularly susceptible to significant change in the near-term relate to the determination of the allowances for loan losses and losses on other real estate owned. In connection with the determination of the allowances for loan losses and losses on other real estate owned, management normally obtains independent appraisals for significant properties.

          A substantial portion of the Company's loans are secured by real estate in local markets. In addition, other real estate owned is located in this same market. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (b)  BASIS OF FINANCIAL STATEMENT PRESENTATION, CONTINUED

          Management believes that the allowance for loan losses and losses on other real estate owned are adequate. While management uses available information to recognize losses on loans and other real estate owned, future provisions for losses on loans and other real estate owned may be necessary based on changes in local economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for loan losses and losses on other real estate owned. Such agencies may require the Company to record additional provisions for losses based on their judgments about information available to them at the time of their examination.

     (c)  INVESTMENT SECURITIES

          Prior to January 1, 1994, all investment securities were recorded at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method over the remaining period to contractual maturity, adjusted for anticipated prepayments.

          Effective January 1, 1994, the Company adopted the Financial Accounting Standards Board's ("FASB") Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("Statement No. 115"). Statement No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.

          In accordance with Statement No. 115, these investments are classified at the time of purchase into one of three categories as follows:

          . Held-to-Maturity Securities - Debt securities that the Company has the positive intent and ability to hold to maturity are reported at amortized cost.

          . Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are to be reported at fair value, with unrealized gains and losses included in earnings.

          . Available-for-Sale Securities - Debt and equity securities not classified as either held-to-maturity securities or trading securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity (net of tax effects).

          The Company does not have any securities classified as trading as of December 31, 1994.

          Investment securities have been generally acquired with the intent to hold them to maturity, as management believes the Company has the ability to do so. After reviewing Statement No. 115 and considering the implications of selling securities classified as held-to-maturity, management has classified a portion of the investment portfolio as available-for-sale. Recording such securities classified as available-for-sale at fair value upon the adoption of Statement No. 115 resulted in an increase in stockholders' equity of $2,025,625, net of tax of $1,043,503. Subsequent decreases in the fair value of securities classified as available-for-sale have decreased stockholders' equity by $5,923,154, net of tax of $3,051,316.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (c)  INVESTMENT SECURITIES, CONTINUED

          Mortgage-backed securities, which include privately issued collateralized mortgage obligations, represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Privately issued collateralized mortgage loans originated are debt securities that are secured by mortgage loans or other mortgage-backed securities.

          In the case that investment securities are sold, gains and losses are computed under the specific identification method.

     (d)  LOANS

          Loans held for sale (primarily real estate mortgage loans - see note
          4) are carried at the lower of cost or market determined on an aggregate basis. Cost of loans sold is determined on a specific identification basis and gains or losses on sales of loans held for sale are recognized at settlement dates. Net fees and costs associated with originating and acquiring loans held for sale are deferred and are included in the basis for determining the gain or loss on sales of loans held for sale.

          Unearned discount is recognized as income over the terms of the loans in decreasing amounts related to declining balances of the loans which approximates the interest method.

          Loan origination and commitment fees, as well as certain direct loan origination and commitment costs, are deferred and amortized as a yield adjustment over the lives of the related loans using the interest method.

          Nonaccrual loans are loans on which the accrual of interest ceases when the collection of principal or interest payments is determined to be doubtful by management. It is the general policy of the Company to discontinue the accrual of interest when principal or interest payments are delinquent 90 days or more. Any unpaid amounts previously accrued on these loans are reversed from income, and thereafter interest is recognized only to the extent payments are received.

          Reduced rate loans are loans that have been restructured to provide for a reduction of the originally contracted rate of interest as a result of the weakening in the financial position of the borrower. Interest income on these loans is accrued at the reduced rate.

          The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged off against the allowance when management believes that the collectibility of the principal is unlikely. Recoveries of amounts previously charged off are credited to the allowance. The charge to operations is based on management's evaluation of the loan portfolio, including such factors as the volume and character of loans outstanding, past loss experience, and general economic conditions.

     (e)  PREMISES AND EQUIPMENT

          Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives the of assets.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (f)  OTHER REAL ESTATE OWNED

          Other real estate owned consists primarily of properties the Company has foreclosed upon and taken title. At the time of foreclosure, other real estate owned is recorded at the lower of the Company's cost of acquisition or the asset's fair value, less estimated costs to sell, which becomes the property's new basis. Any write-downs based on the asset's fair value at date of acquisition are charged to the allowance for loan losses. Estimates for cost to sell, expenses incurred in maintaining other real estate owned and subsequent write-downs to reflect declines in fair value of the property are included in other real estate owned expense.

     (g) EXCESS OF COST OVER NET ASSETS ACQUIRED

          The excess of the acquisition cost over net assets acquired is being amortized over periods ranging from ten to fifteen years using the straight-line method.

     (h)  INCOME TAXES

          The Company files a consolidated tax return under the consolidation provisions of the Internal Revenue Code. Generally, the consolidated tax liability is settled between the Company and its subsidiaries as if each had filed a separate return. Payments are made to the Company by its subsidiaries with net tax liabilities on a separate return basis. Subsidiaries with losses or excess tax credits on a separate return basis receive payment for these benefits when they are usable in the consolidated return.

          Effective January 1, 1993, the Company adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), on a prospective basis. Through December 31, 1992, the Company accounted for income taxes under Accounting Principles Board Opinion 11 ("APB 11"). Statement No. 109 requires a change from the deferred method of accounting for income taxes under APB 11 to the asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net income for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized or settled.

     (i)  RETIREMENT PLANS

          The Company has a pension plan covering substantially all employees. It is the policy of the Company to fund the maximum amount that can be deducted for Federal income tax purposes but in amounts not less than the minimum amounts required by law.

          The Company also has a savings plan under Section 401(k) of the Internal Revenue Code, also covering substantially all employees. Under this plan, employee contributions are partially matched by the Company. The Company's contributions are paid to the plan administrator each month.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (i)  RETIREMENT PLANS, CONTINUED

          Effective January 1, 1994, the Company established a pension plan covering only designated employees. This plan is being administered as an unfunded plan that is not intended to meet the qualification requirements of section 401(a) of the Internal Revenue Code.

     (j)  FAIR VALUES OF FINANCIAL INSTRUMENTS

          Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          . Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and short-term instruments approximate those assets' fair values.

          . Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

          . Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

          . Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates its fair value.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

     (j)  FAIR VALUES OF FINANCIAL INSTRUMENTS, CONTINUED

          . Short-term borrowings: The carrying amounts of short-term borrowings approximate their fair values.

          . Note payable: The carrying amount of the note payable approximates its fair value.

     (k)  EARNINGS PER SHARE

          Earnings per share is computed on the basis of the weighted average number of shares outstanding each year. The effect of stock options for the years presented is not material.

     (l)  STATEMENTS OF CASH FLOWS

          The Company considers all cash and due from banks, interest-bearing demand deposits in other banks, and Federal funds sold to be cash equivalents for purposes of the statements of cash flows.

(2)  CASH AND DUE FROM BANKS

     Cash and due from banks includes reserve balances that the Company is required to maintain with a Federal Reserve bank. These required reserves are based principally on deposits outstanding and were approximately $7,169,000 at December 31, 1994 and $7,487,000 at December 31, 1993.

(3)  INVESTMENT SECURITIES

     The amortized cost and fair values of investment securities as of December 31, 1994 are as follows:


                                                     Gross         Gross
                                     Amortized     Unrealized    Unrealized      Fair
                                        Cost         Gains         Losses        Value
                                    ------------  ------------  ------------  -----------
Available-for-sale
- ------------------
U.S. Treasury                       $ 97,311,873       13,771    (2,826,601)   94,499,043
U.S. Government agencies              22,406,793       37,262      (554,354)   21,889,701
FHLB stock                             3,482,000            -             -     3,482,000
Mortgage-backed securities            44,483,114            -    (1,244,872)   43,238,242
                                    ------------  -----------   -----------   -----------
                                    $167,683,780       51,033    (4,625,827)  163,108,986
                                    ============  ===========   ===========   ===========

Held-to-maturity
- ----------------
U.S. Treasury                       $  5,064,335            -      (108,085)    4,956,250
U.S. Government agencies               5,527,355            -      (189,230)    5,338,125
State and political subdivisions      53,373,479      801,097    (1,195,706)   52,978,870
Mortgage-backed securities           277,613,818       35,686   (16,784,158)  260,865,346
                                    ------------  -----------   -----------   -----------
                                    $341,578,987      836,783   (18,277,179)  324,138,591
                                    ============  ===========   ===========   ===========

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(3)  INVESTMENT SECURITIES, CONTINUED

     During 1994, investment securities with amortized cost of $100,979,079 were transferred from available-for-sale to held-to-maturity. The securities were transferred at their fair value at the date of the transfer, $99,508,729. The unrealized loss associated with those securities remains in stockholders' equity and is being amortized over the estimated lives of those securities. The portion amortized during 1994 was $139,796.

     The amortized cost and fair values of investment securities as of December 31, 1993 are as follows:


                                                     Gross        Gross
                                     Amortized    Unrealized    Unrealized      Fair
                                        Cost         Gains        Losses        Value
                                    ------------  -----------  ------------  -----------

U.S. Treasury                       $ 97,724,626   2,089,872       (34,152)   99,780,346
U.S. Government agencies              31,440,522   1,080,313             -    32,520,835
FHLB stock                             3,321,900           -             -     3,321,900
State and political subdivisions      39,493,334   2,408,124       (30,659)   41,870,799
Mortgage-backed securities           237,690,799   1,204,169    (1,060,283)  237,834,685
                                    ------------  ----------    ----------   -----------
                                    $409,671,181   6,782,478    (1,125,094)  415,328,565
                                    ============  ==========    ==========   ===========

     The amortized cost and fair values of investment securities at December 31, 1994, by contractual maturity, are shown below. FHLB stock is excluded from the contractual maturities as it has no specific maturity. In addition, mortgage-backed securities are excluded from the contractual maturities because they generally have contractual maturities greater than ten years, but have significantly shorter expected maturities as a result of prepayments. Management anticipates the actual maturities of mortgage-backed securities to be one to five years.


                                                                          Available-for-sale                     Held-to-maturity
                                                                          ------------------                 -----------------------
                                                                              Amortized           Fair        Amortized      Fair
                                                                                 Cost             Value         Cost         Value
                                                                          ------------------  -------------  -----------  ----------
    Due in one year or less                                                     $ 18,152,239     17,965,933    4,922,264   4,986,576
    Due after one year through five years                                        101,566,427     98,422,811   24,733,273  24,994,948
    Due after five years through ten years                                                 -              -   34,309,632  33,291,721
                                                                                ------------   ------------  ----------- -----------
                                                                                 119,718,666    116,388,744   63,965,169  63,273,245

    FHLB stock                                                                     3,482,000      3,482,000            -           -
    Mortgage-backed securities                                                    44,483,114     43,238,242  277,613,818 260,865,346
                                                                                ------------   ------------  ----------- -----------
                                                                                $167,683,780    163,108,986  341,578,987 324,138,591
                                                                                ============   ============  =========== ===========

  Interest and dividend income on investment securities consists of the following:

                                                                                                    1994         1993        1992
                                                                                               ------------   ----------  ----------
    U.S. Treasury                                                                              $  5,222,908    6,183,362   8,006,507
    U.S. Government agencies                                                                      2,090,263    3,374,851   5,197,782
    FHLB stock                                                                                      160,188       10,126           -
    State and political subdivisions                                                              2,588,327    2,291,440   2,218,340
    Mortgage-backed securities                                                                   16,624,083   12,569,252   9,764,589
                                                                                               ------------  -----------  ----------
                                                                                               $ 26,685,769   24,429,031  25,187,218
                                                                                               ============   ==========  ==========

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(3) INVESTMENT SECURITIES, CONTINUED

    The Company has entered into an agreement to loan certain available-for-sale securities to approved brokerage firms and other borrowers for which the Company receives a fee. The total par value of investment securities loaned under this agreement was $57,325,000 at December 31, 1994. Securities valued at 102% of the securities loaned collateralize this loan agreement.

    Investment securities with amortized cost of approximately $36,649,000 and $29,715,000 at December 31, 1994 and 1993, respectively, were pledged to secure deposits as required or permitted by law. In addition, at December 31, 1994 and 1993, investment securities with amortized cost of approximately $23,997,000 and $24,266,000, respectively, were pledged to secure available federal funds lines (see note 13). Also, at December 31, 1994, investment securities with amortized cost of approximately $78,270,000 collateralized the Company's repurchase agreements (see note 8).


(4) LOANS AND ALLOWANCE FOR LOAN LOSSES

    Major classifications of loans as of December 31, 1994 and 1993 are summarized as follows:

                                    1994         1993
                                ------------  -----------

    Commercial and financial    $ 93,002,868   75,514,787
    Real estate construction       3,355,110    4,337,802
    Real estate mortgage         162,481,042  141,198,305
    Installment                   17,152,868   18,999,154
    Overdrafts                       150,701      183,775
                                ------------  -----------
                                 276,142,589  240,233,823
    Less unearned discount         3,317,588    4,624,133
                                ------------  -----------
                                $272,825,001  235,609,690
                                ============  ===========

    The carrying value of loans, net of the allowance for loan losses, totaled $268,953,348 and $231,537,892 as of December 31, 1994 and 1993,
    respectively. The fair value of the loans amounted to approximately $268,414,000 and $235,402,000 as of December 31, 1994 and 1993,
    respectively.

    At December 31, 1994, the Company had approximately $6,016,000 of real estate mortgage loans classified as held for sale. Cost approximates fair value for these loans as of December 31, 1994. Prior to 1994, the Company had no loans classified as held for sale.

    Nonaccrual and reduced rate loans amounted to approximately $3,559,000 and $2,125,000 at December 31, 1994 and 1993, respectively. If interest on these loans had been accrued normally, additional income earned would approximate $147,000 and $150,000 for the years ended December 31, 1994 and 1993, respectively.

    Certain officers and directors of the Company and certain entities and individuals related to such persons incurred indebtedness, in the form of loans, as customers. These loans were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers and did not involve more than the normal risk of collectibility.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(4) LOANS AND ALLOWANCE FOR LOAN LOSSES,  CONTINUED

    Following is a summary of activity during 1994 for such loans:

        Balance, December 31, 1993                       $ 7,846,077
        New loans                                          2,490,035
        Repayments                                         3,195,962
                                                         -----------
        Balance, December 31, 1994                       $ 7,140,150
                                                         ===========

    A summary of changes in the allowance for loan losses for the years ended December 31,
    1994, 1993 and 1992 is as follows:

                                                             1994         1993         1992
                                                         -----------   ----------   ----------
    Balance at beginning of year                         $ 4,071,798    4,662,845    4,351,167
    Additions (deductions):
       Provision                                             500,000      200,000    2,200,000
       Recoveries of loans previously charged off            777,383      937,407      965,932
       Loans charged off                                  (1,477,528)  (1,728,454)  (2,854,254)
                                                         -----------   ----------   ----------
    Balance at end of year                               $ 3,871,653    4,071,798    4,662,845
                                                         ===========   ==========   ==========

(5) PREMISES AND EQUIPMENT

    Premises and equipment at December 31, 1994 and 1993 consist of:

                                                            1994         1993
                                                         -----------  ----------

        Land                                             $ 4,757,615   4,047,382
        Buildings and leasehold improvements              17,965,652  15,855,528
        Furniture, fixtures and equipment                 11,905,905   9,597,344
                                                         -----------  ----------
                                                          34,629,172  29,500,254
        Less accumulated depreciation                     13,538,274  11,274,874
                                                         -----------  ----------
                                                         $21,090,898  18,225,380
                                                         ===========  ==========

(6) OTHER REAL ESTATE OWNED

    A summary of other real estate owned at December 31, 1994 and 1993 is as follows:

                                                             1994       1993
                                                          ----------  ---------
        Acquired in settlement of loans                   $  567,550    565,869
        Other                                              1,083,585  1,302,076
                                                          ----------  ---------
                                                           1,651,135  1,867,945
        Less allowance for losses on other
          real estate owned                                1,298,924  1,532,216
                                                          ----------  ---------
                                                          $  352,211    335,729
                                                          ==========  =========

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(6)  OTHER REAL ESTATE OWNED, CONTINUED

     A summary of changes in the allowance for losses on other real estate owned for the years ended December 31, 1994, 1993 and 1992 is as follows:

                                        1994          1993          1992
                                     ----------    ----------    ----------
    Balance at beginning of year     $1,532,216     2,564,761     1,853,441
    Additions (deductions):
       Provision                        (99,784)      473,423     1,225,305
       Disposition of properties       (133,508)   (1,505,968)     (513,985)
                                     ----------    ----------    ----------
    Balance at end of year           $1,298,924     1,532,216     2,564,761
                                     ==========    ==========    ==========

(7) DEPOSITS

    The carrying amounts and fair values of deposits as of December 31, 1994 and 1993 consisted of the following:

                                                                                        1994                         1993
                                                                            ---------------------------   -------------------------
                                                                              Carrying                     Carrying
                                                                               Amount       Fair Value      Amount      Fair Value
                                                                            ------------   ------------   -----------   -----------
  Noninterest-bearing demand                                                $140,459,818    140,459,818   128,396,155   128,396,155
  Interest-bearing demand                                                    252,959,937    252,959,937   220,795,751   220,795,751
  Savings                                                                     67,145,836     67,145,836    73,264,574    73,264,574
  Certificates of deposit, less than $100,000                                168,144,682    166,531,844   164,506,772   165,224,743
  Certificates of deposit, $100,000 and over                                  47,320,730     46,912,181    40,865,342    40,960,990
  Other time                                                                  50,216,912     49,734,076    48,535,097    49,337,054
                                                                            ------------   ------------   -----------   -----------
                                                                            $726,247,915    723,743,692   676,363,691   677,979,267
                                                                            ============   ============   ===========   ===========

  Interest expense on certificates of deposit for $100,000 and over amounted to approximately $1,685,000, $1,612,000 and $2,421,000 in 1994, 1993 and 1992
  respectively.


(8) SHORT-TERM BORROWINGS

    Short-term borrowings as of December 31, 1994 and 1993 are summarized as follows:

                                                   1994        1993
                                                -----------  ---------
    Securities sold under agreement
     to repurchase ("repurchase agreements")    $59,137,190          -
    FHLB advance                                 25,000,000          -
    Treasury tax and loan note                    5,461,698  3,153,679
                                                -----------  ---------
                                                $89,598,888  3,153,679
                                                ===========  =========

    The maximum amount of repurchase agreements outstanding at any month-end during 1994 was $89,821,319. The average amount of repurchase agreements outstanding during 1994 was $30,284,000. The securities collateralizing these agreements have been delivered to other financial institutions for safekeeping (see note 3).

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

(8)  SHORT-TERM BORROWINGS, CONTINUED

     The FHLB advance is unsecured and matures January 25, 1995.


(9)  NOTE PAYABLE

     At December 31, 1994, the Company had borrowed $500,000 under the terms of a $12,500,000 revolving line of credit. This line is secured by 100% of the stock of Central Bank & Trust and has a variable interest rate equal to the lending bank's prime rate (8.5% at December 31, 1994) and matures April 1996. Any outstanding balance on the maturity date will convert to term debt with principal and interest payments due quarterly based on a five year amortization.


(10) STOCK OPTIONS

     The Company offers a stock option plan under a plan approved by the Board of Directors, for officers and key employees of the Company. This plan permits the granting of up to an aggregate of 250,000 shares at prices not to be less than fair market value on the date of the grant. All options are exercisable over a period of five to ten years. A summary of the stock options transactions follows:

                                                           1994     1993     1992
                                                         ------  --------  ------
         Options outstanding at beginning of year        27,760   42,150   42,150
         Options granted                                      -   11,110        -
         Options exercised                                    -  (14,390)       -
         Options canceled                                     -  (11,110)       -
                                                         ------  -------   ------
         Options outstanding at end of year at prices
           ranging from $16.50 to $19.80 per share       27,760   27,760   42,150
                                                         ======  =======   ======

(11) INCOME TAXES

     The consolidated Federal income tax expense for the years presented differs from the "expected" consolidated Federal income tax expense for those years, computed by applying the statutory U.S. Federal Corporate tax rate of 34% to income before income taxes, extraordinary item and cumulative effect of change in accounting for income taxes, as follows:

                                                                  1994         1993        1992
                                                              -----------  ----------  ----------
           Computed "expected" Federal tax expense at 34%     $3,628,460   3,065,217   2,499,499
           Tax-exempt interest                                  (964,088)   (821,721)   (721,073)
           Alternative minimum tax (credits)                           -           -    (100,529)
           State income taxes                                          -           -      58,562
           Other                                                 (14,372)     48,504      58,735
                                                              ----------   ---------   ---------
               Federal income tax expense                      2,650,000   2,292,000   1,795,194
           State income tax expense (benefit)                          -           -    (172,241)
                                                              ----------   ---------   ---------
               Total provision for income taxes               $2,650,000   2,292,000   1,622,953
                                                              ==========   =========   =========

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(11) INCOME TAXES, CONTINUED

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset, including the deferred tax liability, at December 31, 1994 and 1993 are presented below:

                                                           1994         1993
                                                        -----------  ----------
    Allowance for loan losses                           $1,316,362   1,384,411
    Allowance for losses on other real estate owned        513,907     584,386
    Deferred compensation                                  253,402     163,692
    Other                                                  163,015      77,815
    Unrealized loss on investment securities
     available-for-sale                                  2,007,813           -
    Premises and equipment                                (372,686)   (371,304)
    Prepaid FDIC assessment                               (255,000)          -
                                                        ----------   ---------
          Net deferred tax asset                        $3,626,813   1,839,000
                                                        ==========   =========

     As discussed in note 1(h), the Company adopted Statement No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,370,000 is determined as of January 1, 1993 and is reported separately in the consolidated statement of operations for the year ended December 31, 1993. Based on the Company's historical ability to generate taxable income exclusive of reversing timing differences, management of the Company believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of December 31, 1994 and 1993.

     Consolidated deferred Federal income tax benefits for the year ended December 31, 1992 result from the following timing differences in financial and tax reporting:

    Provision for loan losses and losses on other
      real estate owned                                                $(882,115)
    Depreciation                                                         (25,579)
    Sales of other real estate owned                                     130,857
    Deferred compensation expense                                        (65,988)
    Alternative minimum tax adjustments                                  237,166
    Tax benefits not recognized subject to future realization                  -
    Other                                                                 21,659
                                                                       ---------
                                                                       $(584,000)
                                                                       =========

     The Company utilized net operating loss carryforwards for financial reporting purposes in 1992 to offset Federal income tax expense of $356,094. This amount is reported as an extraordinary item in the accompanying consolidated statements of operations.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(12) EMPLOYEE BENEFITS

     The Company participates in a noncontributory defined benefit plan ("qualified plan") covering substantially all employees, after one year of continuous employment. The benefits are primarily based on years of service and earnings, except where limited by section 401(a)(17) of the Internal Revenue Code.

     Effective January 1, 1994, the Company established a pension plan ("nonqualified plan") covering only designated employees. This plan is being administered as an unfunded plan that is not intended to meet the qualification requirements of Section 401(a) of the Internal Revenue Code. The benefits of this plan are also primarily based on years of service and earnings.

     The following is a summary of the plans' funded status as of December 31, 1994 and 1993:

                                                                         1994                1993
                                                              --------------------------  ----------
                                                              Nonqualified    Qualified    Qualified
                                                                  Plan          Plan         Plan
                                                              -------------  -----------  -----------

    Plan assets (principally marketable securities)
     at estimated fair value                                     $       -    7,493,823    8,187,036
    Projected benefit obligation (including
     accumulated benefit obligation of $41,172 at
     December 31, 1994 for the nonqualified plan
     and $5,545,994 and $5,995,170 at December 31,
     1994 and 1993, respectively, for the qualified plan)         (372,273)  (6,659,103)  (7,056,010)
                                                                 ---------   ----------   ----------
                                                                  (372,273)     834,720    1,131,026
    Unamortized net asset existing at date of
     adoption of FASB Statement No. 87                                   -     (489,797)    (568,746)
    Unamortized net liability existing at date of
     plan initiation                                               231,763            -            -
    Unrecognized prior service cost                                      -     (225,139)     (10,602)
    Expense under FASB Statement No. 88 due to
     special termination benefits offered with an
     early retirement program                                            -            -     (118,466)
    Unrecognized net loss (gain) from actuarial experience          90,510     (462,706)    (719,498)
                                                                 ---------   ----------   ----------
    Net pension liability - included in other liabilities        $ (50,000)    (342,922)    (286,286)
                                                                 =========   ==========   ==========

     The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 8.50% and 5.00%, respectively, in 1994, and 7.25% and 4.50%, respectively, in 1993. The weighted-average expected long-term rate of return on plan assets was 8.5% in 1994 and 1993. The vested benefit obligation was $23,700 at December 31, 1994 for the nonqualified plan and $5,053,246 and $5,541,222 at December 31, 1994 and 1993, respectively, for the qualified plan.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(12) EMPLOYEE BENEFITS, CONTINUED

     The net pension income (expense) includes the following components:

                                                         1994        1993       1992
                                                      ----------  ---------  ---------

    Service cost                                      $(340,688)  (214,150)  (216,203)
    Interest cost on projected benefit obligation      (506,662)  (490,780)  (469,145)
    Actual return (loss) on plan assets                (124,144)   466,783    307,307
    Other - net                                         864,858    274,351    397,286
                                                      ---------   --------   --------
                                                      $(106,636)    36,204     19,245
                                                      =========   ========   ========

     During 1993, the Company offered a voluntary early retirement opportunity, enabling certain employees to elect early retirement. The early retirement opportunity, which was accounted for under Statement of Financial Accounting Standards No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits", resulted in a charge to other operating expense in 1993 of $118,466.

     In 1993, the Company implemented a savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees after one year of continuous employment. Under this plan, the employees may contribute up to 15% of their pre-tax earnings into various savings alternatives. The Company matches one-half of each employee's contribution up to 6% of the employee's earnings. The Company's contribution expense under this plan totaled approximately $194,000 and $115,000 in 1994 and 1993, respectively.

     The Company does not provide post-retirement or post-employment health and life insurance benefits to its employees.


(13) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these transactions. Commitments to extend credit totaled approximately $58,670,000 and standby letters of credit totaled approximately $2,143,000 at December 31, 1994 (see note 14).

     The Company and its subsidiaries are defendants in various legal proceedings arising in connection with their business. It is the best judgment of management that neither the consolidated financial position nor results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

     At December 31, 1994, Central Bank & Trust had three unused Federal Funds lines of credit with other banks. One line, in the amount of $20,000,000, has a variable interest rate based on the lending bank's daily Federal funds rate, and is due on demand, or if no demand is made, the line matures on March 1, 1995. This line is collateralized by investment securities with amortized cost of approximately $23,997,000 as of December 31, 1994.

     The second line, also in the amount of $20,000,000, has a variable interest rate based on the lending bank's daily Federal funds rate, and matures April 30, 1995. Central Bank & Trust would be required to pledge U.S. Treasury or U.S. Government agency securities equal to 110% of any advances drawn on the line.

                TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


(13) COMMITMENTS AND CONTINGENCIES, CONTINUED

     The third line is in the amount of $15,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. This line would require collateral of U.S. Treasury or U.S. Government agency securities equal to 120% of any advances drawn on the line if the line has an amount outstanding for five consecutive days. This line matures July 31, 1995.

     Additionally, the Company has two $1,000,000 lines of credit for the issuance of standby letters of credit. Both of these lines mature in 1995.


(14) FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

     The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments (see note 13). The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

     Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Standby letters of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Company's policy for obtaining collateral and the nature of such collateral is essentially the same as that involved in making commitments to extend credit.

               TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



(15)  PARENT COMPANY INFORMATION

The following is condensed financial information for the parent company, Texas Security Bancshares, Inc.:


CONDENSED BALANCE SHEETS
- ------------------------
                                                               December 31,
                                                      ----------------------------
                                                          1994             1993
                                                      -----------       ----------
Assets
- -------

Cash and cash equivalents                             $   197,096        1,143,629
Investment in wholly owned subsidiaries, at equity     56,087,887       51,372,520
Federal income taxes receivable                                 -              147
Deferred Federal income taxes, net                        149,042          109,042
Other assets, including premises and equipment            422,930          400,790
                                                      -----------       ----------
                                                      $56,856,955       53,026,128
                                                      ===========       ==========

Liabilities and Stockholders' Equity
- ------------------------------------

Notes payable                                         $   500,000                -
Other liabilities                                       1,030,648          803,710
                                                      -----------       ----------
                                                        1,530,648          803,710
Stockholders' Equity                                   55,326,307       52,222,418
                                                      -----------       ----------
                                                      $56,856,955       53,026,128
                                                      ===========       ==========

CONDENSED STATEMENTS OF OPERATIONS
- ----------------------------------

                                                                 Years ended December 31,
                                                      --------------------------------------------
                                                          1994             1993          1992
                                                      -----------       ----------     -----------
Income:
  Dividends from subsidiaries                         $         -                -       1,975,000
  Other                                                    72,943           66,101         274,849
                                                      -----------       ----------     -----------
    Total income                                           72,943           66,101       2,249,849
                                                      -----------       ----------     -----------
Expenses:
  Salaries and employee benefits                          665,453          524,621       1,031,528
  Other                                                   318,046          435,825         728,681
                                                      -----------       ----------     -----------
    Total expenses                                        983,499          960,446       1,760,209
                                                      -----------       ----------     -----------

    Income (loss) before Federal income tax
     benefit and equity in undistributed
     income of subsidiaries                              (910,556)        (894,345)        489,640

Federal income tax benefit                                319,600          319,540         773,000
                                                      -----------       ----------     -----------

    Income (loss) before equity in undistributed
     income of subsidiaries                              (590,956)        (574,805)      1,262,640

Equity in undistributed income of subsidiaries          8,612,896        8,668,148       4,821,970
                                                      -----------       ----------     -----------
  Net income                                          $ 8,021,940        8,093,343       6,084,610
                                                      ===========       ==========     ===========

               TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



(15) PARENT COMPANY INFORMATION, CONTINUED



CONDENSED STATEMENTS OF CASH FLOWS
- -----------------------------------

                                                                 Years ended December 31,
                                                      --------------------------------------------
                                                          1994             1993          1992
                                                      -----------       ----------     -----------
Cash flows from operating activities:
  Net income                                          $ 8,021,940        8,093,343       6,084,610
  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                          30,412           44,449         230,742
    Changes in operating assets and liabilities:
     Increase in investment in subsidiaries            (8,612,896)      (8,668,148)     (4,818,445)
     Decrease  in amount due from subsidiaries                  -            4,200         133,399
     Decrease in Federal income taxes receivable              147           19,743          24,154
     Increase in deferred Federal income taxes            (40,000)        (109,042)              -
     Decrease (increase) in other assets                  (41,468)          29,979         867,118
     Increase in other liabilities                        174,604            5,688         180,646
                                                      -----------       ----------     -----------
      Net cash provided by (used in)
        operating activities                             (467,261)        (579,788)      2,702,224
                                                      -----------       ----------     -----------

Cash flows from investing activities:
 Proceeds from sales of investment securities                   -                -         182,855
 Payments received on mortgage loans receivable                 -                -         337,380
 Purchases of premises and equipment                      (11,084)          (9,424)       (104,112)
 Proceeds from sales of premises and equipment                  -                -          26,100
                                                      -----------       ----------     -----------
      Net cash provided by (used in)
       investing activities                               (11,084)          (9,424)        442,223
                                                      -----------       ----------     -----------

Cash flows from financing activities:
 Proceeds from notes payable                              500,000                -               -
 Principal payments on notes payable                            -                -        (712,449)
 Dividends paid                                          (968,188)        (702,630)       (624,560)
 Issuance of common stock                                       -          261,179               -
                                                      -----------       ----------     -----------
      Net cash used in financing activities              (468,188)        (441,451)     (1,337,009)
                                                      -----------       ----------     -----------

Net increase (decrease) in cash                          (946,533)      (1,030,663)      1,807,438

Cash at beginning of year                               1,143,629        2,174,292         366,854
                                                      -----------       ----------     -----------

Cash at end of year                                   $   197,096        1,143,629       2,174,292
                                                      ===========       ==========     ===========

  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



       There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1994.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 4 through 7 of the Corporation's Proxy Statement dated March 6, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP--Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on pages 12 through 13 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 11 and 12 of Part I of this report is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 13 through 27 of the Corporation's Proxy Statement dated March 6, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP--By Others" on pages 11 through 12 of the Corporation's Proxy Statement dated March 6, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP--By Management" on pages 8 through 10 of the Corporation's Proxy Statement dated March 6, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "CERTAIN TRANSACTIONS" on page 27 of the Corporation's Proxy Statement dated March 6, 1995, relating to the 1995 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) (1) FINANCIAL STATEMENTS. The following financial statements are included in "Part II, Item 8. Financial Statements and Supplementary Data":

          Independent Auditors' Report

          Consolidated Balance Sheets as of December 31, 1994 and 1993

          Consolidated Statements of Operations for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Stockholders' Equity for the years ended December 31, 1994, 1993 and 1992

          Consolidated Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

          Notes to Consolidated Financial Statements


     (2) FINANCIAL STATEMENT SCHEDULES. All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


     (3)  EXHIBITS.  The following exhibits are filed as a part of this report:

     3(a) Articles of Incorporation of the Corporation, and all amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form 10 filed April 30,
               1987)

     3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 11, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 filed April 5, 1989)

     3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form 10 filed April 30, 1987); as amended January 19, 1993 (incorporated herein by reference to Exhibit 3(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15, 1993)

     10(a) Texas Security Bancshares, Inc.'s 1988 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 filed April 5, 1989)

     10(b) Texas Security Bancshares, Inc.'s Executives' Deferred Compensation Plan (incorporated herein by reference to Exhibit
               10.4 to the Corporation's Registration Statement on Form 10 filed April 30, 1987)

     10(c) Purchase and Assumption Agreement by and between the Federal Deposit Insurance Corporation, in its capacity as Receiver for Landmark Bank of Fort Worth, Fort Worth, Texas and in its corporate capacity and Central Bank & Trust dated February 6, 1992 (incorporated herein by reference to Exhibit 2.01 to the Corporation's Current Report on Form 8-K dated February 6, 1992 and filed February 21, 1992)

     10(d) Indemnity Agreement by and between the Federal Deposit Insurance Corporation and Central Bank & Trust dated February 6, 1992 (incorporated herein by reference to Exhibit 2.02 to the Corporation's Current Report on Form 8-K dated February 6, 1992 and filed February 21, 1992)

     10(e) Comprehensive Banking System License and Service Agreement between the Corporation and Citicorp. Information Resources, Inc., dated March 27, 1991 (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 filed March 30, 1992)

     10(f) Purchase and Assumption Agreement by and between the Federal Deposit Insurance Corporation, in its capacity as Receiver for American Bank of Haltom City, Haltom City, Texas and in its corporate capacity and Central Bank & Trust dated February 5, 1993 (incorporated herein by reference to Exhibit 2.01 to the Corporation's Current Report on Form 8-K dated February 5, 1993 and filed February 16, 1993)

     10(g) Indemnity Agreement by and between the Federal Deposit Insurance Corporation and Central Bank & Trust dated February 5, 1993 (incorporated herein by reference to Exhibit 2.02 to the Corporation's Current Report on Form 8-K dated February 5, 1993 and filed February 16, 1993)

     10(h) Retirement Trust for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(i) Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(j) First Supplement to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(k) Second Supplement to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(l) Third Supplement to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(m) Amendment One to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989*

     10(n) Amendment Two to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989*

     10(o) Executive Deferred Compensation Plan of Texas Security Bancshares, Inc. (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(p) Executive Deferred Compensation Plan of Central Bank & Trust (incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(q) Letter agreement between Texas Security Bancshares, Inc. and Brian W. Garrison regarding additional payment in conjunction with the Executive Deferred Compensation Plan of Central Bank & Trust, dated July 26, 1993 (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 and filed March 30, 1994)

     10(r) Restoration Retirement Plan for Certain Employees of Texas Security Bancshares, Inc. and Affiliates, effective as of January 1, 1994*

     10(s) Trust Agreement for Restoration Retirement Plan for Certain Employees of Texas Security Bancshares, Inc. and Affiliates, effective as of January 1, 1994*

     10(t) Loan Agreement by and between Texas Security Bancshares, Inc., as borrower, and The Frost National Bank, as lender, dated October 12, 1994; Revolving Credit Note in the original principal amount of $12,500,000; and related Security Agreement-Pledge*

     11        Computation of Earnings Per Common Share*

     21        Subsidiaries of the Corporation*

     24        Special Power of Attorney*

     27        Financial Data Schedule*

- ----------------------------------------

               *  Filed herewith.



(b)  REPORTS ON FORM 8-K.
     -------------------

     No reports on Form 8-K were filed by the Corporation during the last quarter of 1994.

                                  SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TEXAS SECURITY BANCSHARES, INC.



  DATE:   March 23, 1995              /s/ J. Andy Thompson
                                      ---------------------------------------
                                      J. Andy Thompson, Chairman of the Board
                                      and Chief Executive Officer

       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 23rd day of March, 1995.


        SIGNATURE                                    TITLE
        ---------                                    -----



  /s/ J. Andy Thompson               Chairman of the Board and Chief Executive
  --------------------               Officer and Director (Principal Executive
  J. Andy Thompson                   Officer)



  /s/ Michael J. Tyler               Senior Vice President, Chief Financial
  --------------------               Officer and Treasurer (Chief Accounting
  Michael J. Tyler                   Officer & Chief Financial Officer)



  Richard L. Brown*                  Director
  --------------------
  Richard L. Brown



  Ervin D. Cruce*                    Director
  --------------------
  Ervin D. Cruce



  Nancy W. Smith*                    Director
  --------------------
  Nancy W. Smith

  C. Rhea Thompson*                              Director
  --------------------------------------
  C. Rhea Thompson



  F. D. Thompson, Jr.*                           Director
  --------------------------------------
  F. D. Thompson, Jr.



  Kelly R. Thompson*                             Director
  --------------------------------------
  Kelly R. Thompson



  /s/ J. Andy Thompson
  --------------------------------------
  *J. Andy Thompson, as Attorney-in-
  Fact for each of the persons indicated

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION                          PAGE NO.
- -------                           -----------                          --------
10(m)      Amendment One to Retirement Plan for Employees of             ___
           Texas Security Bancshares, Inc. and Affiliates as
           Amended and Restated effective January 1, 1989

10(n)      Amendment Two to Retirement Plan for Employees of             ___
           Texas Security Bancshares, Inc. and Affiliates as
           Amended and Restated effective January 1, 1989

10(r)      Restoration Retirement Plan for Certain Employees of          ___
           Texas Security Bancshares, Inc. and Affiliates, effective
           as of January 1, 1994

10(s)      Trust Agreement for Restoration Retirement Plan for           ___
           Certain Employees of Texas Security Bancshares, Inc.
           and Affiliates, effective as of January 1, 1994

10(t)      Loan Agreement by and between Texas Security                  ___
           Bancshares, Inc., as borrower, and The Frost National
           Bank, as lender, dated October 12, 1994; Revolving
           Credit Note in the original principal amount of
           $12,500,000; and related Security Agreement-Pledge

11         Computation of Earnings Per Common Share                      ___

21         Subsidiaries of the Corporation                               ___

24         Special Power of Attorney                                     ___

27         Financial Data Schedule                                       ___