Form 10-Q
period 1995-03-31
CENTRAL BANCORPORATION INC /TX
filed 1995-05-12
CIK 813764

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1995; or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______________________ to ________________________.

                        Commission File Number:  0-15732



                         Central Bancorporation, Inc.
- --------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                             75-1653291
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



                                (817) 347-8102
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                      Texas Security Bancshares, Inc.
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

   The number of shares of common stock, $2.50 par value, outstanding at March 31, 1995 was 2,616,723 shares.

                          CENTRAL BANCORPORATION, INC.
                          ----------------------------

                                     INDEX


PART I - FINANCIAL INFORMATION                                  Page No.
- ------------------------------                                  --------


       Item 1.      Financial Statements
       -------


       Consolidated Balance Sheets at March 31, 1995
             (unaudited) and at December 31, 1994 (audited)         3


       Consolidated Statements of Earnings for the Three Months
             Ended March 31, 1995 and 1994 (unaudited)              4


       Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1995 and 1994 (unaudited)              5


       Notes to Consolidated Financial Statements (unaudited)       7


       Item 2.      Management's Discussion and Analysis of
       -------      Financial Condition and Results of Operations   8


PART II - OTHER INFORMATION
- ---------------------------


       Item 1.      Legal Proceedings                              22
       -------


       Item 2.      Change in Securities                           22
       -------


       Item 3.      Defaults Upon Senior Securities                22
       -------


       Item 4.      Submission of Matters to a Vote of
       -------      Security Holders                               22



       Item 5.      Other Information                              23
       -------


       Item 6.      Exhibits and Reports on Form 8-K               23
       -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1995 (UNAUDITED) AND DECEMBER 31, 1994


Assets                                              1995           1994
- ------                                          ------------   ------------
Cash and due from banks                         $ 44,912,083    49,348,407
Interest bearing deposits in other banks             161,514       267,925
Federal funds sold                                25,000,000    25,100,000
                                                ------------   -----------
   Total cash and cash equivalents                70,073,597    74,716,332
                                                ------------   -----------
Investment securities                            513,713,951   504,687,973
Loans:
  Loans, net of unearned discount                284,449,242   272,825,001
  Less allowance for loan losses                   3,866,489     3,871,653
                                                ------------   -----------
   Net loans                                     280,582,753   268,953,348
                                                ------------   -----------
Premises and equipment, net                       21,444,224    21,090,898
Accrued interest receivable                        6,707,022     7,028,363
Other real estate owned, net                          89,392       352,211
Excess of cost over net assets acquired,
  net of applicable amortization                     858,384       907,752
Federal income taxes receivable                            -       523,524
Deferred income taxes                              2,517,452     3,626,813
Other assets                                       2,348,390     2,980,357
                                                ------------   -----------
                                                $898,335,165   884,867,571
                                                ============   ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits:
  Noninterest-bearing demand                    $132,752,147   140,459,818
  Interest-bearing demand                        268,255,535   252,959,937
  Savings                                         63,562,547    67,145,836
  Time, $100,000 and over                         54,309,591    53,383,374
  Other time                                     222,042,787   212,298,950
                                                ------------   -----------
   Total deposits                                740,922,607   726,247,915
                                                ------------   -----------
Short-term borrowings                             86,887,745    89,598,888
Note payable                                       1,000,000       500,000
Dividends payable                                    261,672       261,672
Accrued interest payable                           2,147,976     1,982,687
Federal income taxes payable                         134,236             -
Other liabilities                                  7,679,783    10,950,102
                                                ------------   -----------
     Total liabilities                           839,034,019   829,541,264
                                                ------------   -----------

Stockholders' equity:
  Common stock, $2.50 par value,
   5,000,000 shares authorized and 2,616,723
   shares issued                                   6,541,808     6,541,808
  Additional paid-in capital                      16,578,010    16,578,010
  Retained earnings                               37,925,393    36,104,018
  Unrealized loss on securities
   available-for-sale                             (1,744,065)   (3,897,529)
                                                ------------   -----------
     Total stockholders' equity                   59,301,146    55,326,307
                                                ------------   -----------
                                                $898,335,165   884,867,571
                                                ============   ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF EARNINGS
             THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

                                                      1995          1994
                                                   -----------   ----------
Interest income:
  Interest and fees on loans                       $ 6,203,620    4,970,644
  Interest on investment securities:
   Taxable securities                                7,148,213    5,162,413
   Tax exempt securities                               810,494      627,916
  Interest on deposits in other banks                    1,861        5,623
  Interest on federal funds sold                       283,660      139,118
                                                   -----------   ----------
     Total interest income                          14,447,848   10,905,714
                                                   -----------   ----------
Interest expense:
  Interest on interest-bearing demand deposits       1,919,937    1,077,431
  Interest on savings deposits                         357,046      391,004
  Interest on time deposits                          3,155,714    2,145,610
  Interest on short-term borrowings                  1,230,206      178,552
  Interest on note payable                              18,396            -
                                                   -----------   ----------
     Total interest expense                          6,681,299    3,792,597
                                                   -----------   ----------
     Net interest income                             7,766,549    7,113,117
  Provision for loan losses                            225,000            -
                                                   -----------   ----------
     Net interest income after provision
      for loan losses                                7,541,549    7,113,117
                                                   -----------   ----------

Noninterest income:
  Service charges and fees                           2,199,352    2,019,805
  Other income                                         148,199       81,086
                                                   -----------   ----------
     Total noninterest income                        2,347,551    2,100,891
                                                   -----------   ----------

Noninterest expenses:
  Salaries and employee benefits                     3,971,831    3,694,852
  Net occupancy expense                                657,208      657,944
  Equipment and data processing expense                761,219      651,969
  Communication expense                                339,153      340,590
  Other real estate owned expense (income), net        (46,748)      (2,099)
  Federal deposit insurance fees                       398,100      374,409
  Legal and professional                               233,263      208,397
  Stationery and supplies                              217,116      207,395
  Marketing expense                                    208,104      165,350
  Other operating expenses                             410,807      430,408
                                                   -----------   ----------
     Total noninterest expenses                      7,150,053    6,729,215
                                                   -----------   ----------

     Income before Federal income taxes              2,739,047    2,484,793
Provision for Federal income taxes                     656,000      625,000
                                                   -----------   ----------
     Net income                                    $ 2,083,047    1,859,793
                                                   ===========   ==========

Net income per share                               $       .80          .71
                                                   ===========   ==========

Weighted average number of shares outstanding        2,616,723    2,616,723
                                                   ===========   ==========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)

                                                               1995           1994
                                                           -------------  ------------

Cash flows from operating activities:
  Net income                                               $  2,083,047     1,859,793
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Provision for loan losses                                  225,000             -
     Depreciation                                               648,512       599,886
     Amortization of intangibles                                 49,368        44,701
     Premium amortization and discount accretion, net           102,800       699,303
     Net gain on sales of other real estate owned               (53,507)            -
     Net gain on sales of premises and equipment                 (1,948)       (6,918)
     Changes in operating assets and liabilities:
       Decrease in accrued interest receivable                  321,341       536,128
       Decrease in Federal income taxes receivable              523,524       278,524
       Decrease in other assets                                 631,967        70,293
       Increase in accrued interest payable                     165,289        55,149
       Increase in Federal income taxes payable                 134,236       347,836
       Decrease in other liabilities                         (3,270,319)     (719,866)
                                                           ------------   -----------
        Net cash provided by
         operating activities                                 1,559,310     3,764,829
                                                           ------------   -----------

Cash flows from investing activities:
  Cash and cash equivalents paid in acquisitions                      -    (1,679,778)
  Proceeds from redemption of investment
   securities available-for-sale                                829,100             -
  Proceeds from maturities and principal reductions
   of investment securities held-to-maturity                 11,158,957     7,158,895
  Proceeds from maturities and principal reductions
   of investment securities available-for-sale                1,236,211    51,713,251
  Purchases of investment securities held-to-maturity       (15,153,121)  (54,155,278)
  Purchases of investment securities available-for-sale      (4,049,600)  (32,476,209)
  Net increase in loans                                     (11,755,532)   (6,110,983)
  Proceeds from sales of premises and equipment                   3,342        18,953
  Purchases of premises and equipment                        (1,003,232)   (2,134,300)
  Proceeds from sales of other real estate owned                329,953           495
                                                           ------------   -----------

       Net cash used in
        investing activities                                (18,403,922)  (37,664,954)
                                                           ------------   -----------



                                                                     (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                           1995        1994
                                                       -----------  -----------
Cash flows from financing activities:
  Net increase in demand deposits
   and savings accounts                                  4,004,638    4,304,941
  Net increase (decrease) in time deposits              10,670,054   (4,237,584)
  Proceeds from note payable                               500,000            -
  Net increase (decrease) in short-term borrowings      (2,711,143)  24,046,044
  Dividends paid                                          (261,672)    (209,338)
                                                       -----------   ----------

       Net cash provided by
        financing activities                            12,201,877   23,904,063
                                                       -----------   ----------

Net decrease in cash and cash equivalents               (4,642,735)  (9,996,062)

Cash and cash equivalents at beginning of period        74,716,332   64,182,656
                                                       -----------   ----------

Cash and cash equivalents at end of period             $70,073,597   54,186,594
                                                       ===========   ==========

Supplemental Cash Flow Information:
- ----------------------------------


Cash paid for interest                                 $ 6,516,010    3,737,448

Loans transferred to other real estate owned           $    13,627            -


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


     (1) Principles of Reporting and Consolidation
         -----------------------------------------

         The accounting and reporting policies of Central Bancorporation, Inc. (the Corporation), formerly known as Texas Security Bancshares, Inc., and subsidiaries conform to generally accepted accounting principles and to general practices in the banking industry. All subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions are eliminated in consolidation.

         The consolidated financial information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     -------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------



     ANALYSIS OF EARNINGS

          Net income for the first quarter of 1995 was $2,083,047 or $0.80 per share compared to $1,859,793 or $.71 per share for the first quarter of 1994. Per share amounts are based on average shares outstanding of 2,616,723.

          The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.

     Net Interest Income

          Net interest income on a taxable equivalent basis for the first quarter of 1995 increased $811,000 or 10.8%, compared to the same period in 1994. The increase in net interest income is primarily attributable to the higher level of earning assets, as the Corporation's net interest spread and net interest margin declined 43 basis points and 28 basis points, respectively, from the first quarter of 1994. The increase in earning assets was the result of investing funds provided by growth in deposits and short-term borrowings. Yields on earning assets and rates on interest-bearing liabilities for the first quarter of 1995 increased from the same period last year. The net interest spread on a taxable equivalent basis decreased to 3.61% for the first quarter of 1995 from 4.04% for the comparable period in 1994 and the net interest margin on taxable equivalent basis decreased to 4.20% for the first quarter of 1995 from 4.48% for the same period in 1994.

          The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters ended March 31, 1995 and 1994.



                              ANALYSIS OF CHANGES IN NET INTEREST MARGIN
                          (Dollars in Thousands - Taxable Equivalent Basis)


                                          1st Qtr. 1995 vs. 1st Qtr. 1994
                                          -------------------------------

                                                   Due to     Due to    Changes
                                       Net        Changes    Changes   in Rates/
                                    Increase     In Volume   In Rates   Volume
                                    --------     ---------   --------  ---------
 Earning assets                      $3,699       $2,032      $1,412      255
 Interest-bearing
  liabilities                         2,888          745       1,791      352
                                     ------       ------      ------      ---

 Net interest margin before
  allocation of
  rates/volume                       $  811       $1,287      $ (379)     (97)
                                     ------       ------      ------      ---
 Allocation of
  rates/volume                            -         (138)         41       97
                                     ------       ------      ------      ---

 Net interest margin                 $  811       $1,149      $ (338)       -
                                     ======       ======      ======      ===

Noninterest Income

     Noninterest income increased $246,660 or 11.8% for the first quarter of 1995 from the same period last year. Increased levels of noninterest income are primarily attributable to increases in service charge income resulting from the increased customer deposit base and increases in rates charged for certain services. The following table summarizes the major categories of noninterest income for the three months ended March 31, 1995 and 1994 (dollars in thousands).

                                   Three Months
                                  Ended March 31,     $        %
                                  ---------------
                                   1995     1994   Change   Change
                                  -------  ------  -------  -------

Service charges and fees           $1,876  $1,718    $158      9.2%
Investment services income            109     145     (36)   (24.8)
Trust Fees                            192     151      41     27.2
Mortgage services income              103      45      58    128.9
Other income                           68      42      26     61.9
                                   ------  ------    ----    -----
  Total noninterest income         $2,348  $2,101    $247     11.8%
                                   ======  ======    ====    =====

Noninterest Expenses

     Noninterest expenses were $7,150,053 for the first quarter of 1995 compared to $6,729,215 for the first quarter of 1994, an increase of $420,838 or 6.3%. The following table summarizes the major categories of noninterest expense for the three months ended March 31, 1995 and 1994 (dollars in thousands).

                                                   Three Months
                                                  Ended March 31,      $        %
                                                 -----------------
                                                   1995     1994    Change   Change
                                                 --------  -------  -------  -------

Salaries and employee benefits                    $3,972   $3,695     $277      7.5%
Net occupancy expense                                657      658       (1)     0.2
Equipment and data processing expense                761      652      109     16.7
Communication expense                                339      341       (2)    (0.6)
Other real estate owned expense (income), net        (47)      (2)     (45)  2250.0
Federal deposit insurances fees                      398      374       24      6.4
Legal and professional                               233      208       25     12.0
Stationery and supplies                              217      207       10      4.8
Marketing expense                                    208      165       43     26.1
Other operating expenses                             412      431      (19)    (4.4)
                                                  ------   ------     ----   ------
  Total noninterest expenses                      $7,150   $6,729     $421      6.3%
                                                  ======   ======     ====   ======

     Salaries and employee benefits for the first quarter of 1995 increased $276,979 or 7.5% over the same period in 1994 due to normal compensation increases and expanded banking operations.

     Equipment and data processing fees in the first quarter of 1995 increased $109,250 or 16.7% over the first quarter of 1994. The increase is primarily attributable to depreciation expense on new equipment and new furniture for new and remodeled banking centers.

     Marketing expense for the three months ended March 31, 1995, which includes consulting fees with respect to various advertising campaigns and events, including a deposit promotion, increased $42,754 or 26.1% from the same period in 1994.

     Other real estate owned expense (income), net has a credit balance of $46,748 through the first three months of 1995 compared to a credit balance of $2,099 for the same period in 1994. The credit balance in 1995 is due to gains on sales of other real estate owned.

     Provision for Federal Income Taxes

          The Corporation files a consolidated tax return under the consolidation provisions of the Internal Revenue Code. Generally, the consolidated tax liability is settled between the Corporation and its subsidiaries as if each had filed a separate return. Payments are made to the Corporation by its subsidiaries with net tax liabilities on a separate return basis. Subsidiaries with losses or excess tax credits on a separate return basis receive payment for these benefits when they are usable in the consolidated return.

          As of March 31, 1995 the Corporation has a deferred tax asset in the amount of $2,517,452. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses, the allowance for losses on other real estate owned, and unrealized loss on securities available-for-sale, approximating $7,500,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of March 31, 1995 and December 31, 1994.

     Provision for Loan Losses, Allowance for Loan Losses and Credit Quality

          The Texas economy, in general, continued a recovery which began in 1993. Growth was experienced by small and medium size companies and, overall, in 1994, Texas was second nationally behind only Florida in job creation.

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

          With the improving economy, the Corporation has continued to achieve moderate loan growth. Most of the growth came from small and medium size companies and from new or refinanced real estate mortgages. The Corporation's loan portfolio, although concentrated in real estate, does not have any industry concentrations and is primarily extended to user occupied property.

          Based upon current information and conditions, management believes the known risks in the existing loan portfolio have been properly evaluated and the allowance is at a satisfactory level. Subsequent evaluations, however, could necessitate changes in the balance of the allowance.

     The following table presents the provision for loan losses, loans charged off, recoveries of loans previously charged-off, and amounts of the allowance for loan losses, the loans outstanding and certain pertinent ratios for the periods indicated (dollars in thousands).


                                                                 Three Months       Year Ended
                                                               Ended March 31,     December 31,
                                                             --------------------  -------------
                                                               1995       1994         1994
                                                             ---------  ---------  -------------

Balance at beginning of period                               $  3,872   $  4,072     $  4,072
                                                             --------   --------     --------

Charge-offs:
  Commercial and financial loans                                   93         82          913
  Real estate loans                                               312         29          230
  Installment loans                                                42         79          335
                                                             --------   --------     --------
   Total                                                          447        190        1,478
                                                             --------   --------     --------

Recoveries:
  Commercial and financial loans                                  111        138          419
  Real estate loans                                                74        107          241
  Installment loans                                                31         24          118
                                                             --------   --------     --------
   Total                                                          216        269          778
                                                             --------   --------     --------

Net charge-offs (recoveries):
  Commercial and financial loans                                  (18)       (56)         494
  Real estate loans                                               238        (78)         (11)
  Installment loans                                                11         55          217
                                                             --------   --------     --------
   Total                                                          231        (79)         700
                                                             --------   --------     --------

Provision charged to earnings                                     225          -          500
                                                             --------   --------     --------
Balance at end of period                                     $  3,866   $  4,151     $  3,872
                                                             ========   ========     ========

Amount of outstanding loans at end of period                 $284,449   $243,258     $272,825
                                                             ========   ========     ========

Average amount of loans outstanding:
  Commercial and financial loans                             $ 95,358   $ 74,235     $ 82,714
  Real estate loans                                           166,695    147,697      154,599
  Installment loans                                            16,072     15,889       15,365
                                                             --------   --------     --------
   Total                                                     $278,125   $237,821     $252,678
                                                             ========   ========     ========

Ratios:
Annualized net charge-offs (recoveries) to average loans:
  Commercial and financial loans                                (0.08)%    (0.31)%       0.60%
  Real estate loans                                              0.58      (0.21)       (0.01)
  Installment loans                                              0.28       1.40         1.41
                                                             --------   --------     --------
   Total                                                         0.34%     (0.13)%       0.28%
                                                             ========   ========     ========

Balance in allowance at end of period
  to outstanding loans at end of period                          1.36%      1.71%        1.42%
                                                             ========   ========     ========

     At March 31, 1995, the allowance for loan losses was $3.866 million, or 1.36% of period end loans, compared to $3.872 million and 1.42% at December 31, 1994 and $4.151 million or 1.71% at March 31, 1994.

     The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                           March 31, 1995     December 31, 1994
                                           --------------     -----------------
Specific reserves by category:
  Commercial and financial loans               $  517               $  427
  Real estate loans                               905                1,180
  Installment loans                               111                  103
  Unallocated reserves                          2,333                2,162
                                               ------               ------
     Total allowance for loan losses           $3,866               $3,872
                                               ======               ======

     Net charge-offs for the quarter ended March 31, 1995 were $231,000 compared to net recoveries of $79,000 in the first quarter of 1994.

     For the quarter ended March 31, 1995, a provision for loan losses of $225,000 was charged to earnings. In the first quarter of 1994, no provision for loan losses was necessary due to reduced levels of nonperforming loans and due to reduced charge-offs during the period.

     Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at March 31, 1995 totaled $3.310 million, a 15.4% decrease from the $3.911 million reported at December 31, 1994 and an increase of $672,000 or 25.5% compared to March 31, 1994 totals. The increase in nonperforming assets from March 31, 1994 to March 31, 1995 is primarily attributable to increases in nonaccrual loans.

     The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).


                     March 31,  December 31,  September 30,  June 30,  March 31,
                       1995         1994          1994         1994      1994
                     ---------  ------------  -------------  --------  ---------

Nonaccrual loans      $2,986       $3,339         $2,941      $2,234     $2,284
Other real estate
 owned                    89          352            224         315        335
Restructured loans       235          220            243          19         19
                      ------       ------         ------      ------     ------
Total nonperforming
 assets               $3,310       $3,911         $3,408      $2,568     $2,638
                      ======       ======         ======      ======     ======

Loans over 90 days
 past due but not
 on nonaccrual        $    -       $   48         $   88      $   89     $  259
                      ======       ======         ======      ======     ======

     The Corporation's problem loan monitoring program examines on a monthly basis the status and specific action plan for resolution or liquidation of all major nonperforming assets.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 ("Statement No. 114"), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("Statement No. 118"), "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Both statements are effective for fiscal years beginning after December 15, 1994 and have been applied on a prospective basis. Statement No. 114 requires that impaired loans within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment shall be recognized by creating a valuation allowance with a corresponding charge to the provision for loan losses. Statement No. 118 amends Statement No. 114 and allows the use of existing methods for recognizing interest income on impaired loans. The effect of adopting these statements is not considered material.

BALANCE SHEET ANALYSIS

Loans

     The following schedule presents the Corporation's loan balances at the dates indicated according to loan type.

                             DISTRIBUTION OF LOANS
                             (Dollars in Thousands)

                                 March 31, 1995   December 31, 1994
                                 ---------------  ------------------
Commercial and financial            $ 98,828           $ 92,992
Real Estate:
  Construction                         3,391              3,355
  Mortgage                           165,602            162,130
Installment                           18,810             16,395
Overdrafts                               125                151
                                    --------           --------
  Total loans                        286,756            275,023
Less unearned discount                (2,307)            (2,198)
                                    --------           --------
   Total loans, net
    of unearned discount            $284,449           $272,825
                                    ========           ========


  Net loans increased by $11.624 million or 4.3% from December 31, 1994. The growth is primarily from commercial loans and from new and refinanced real estate mortgages, and has resulted from an improved economy.



Deposits

     The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).

                                   Three Months Ended  Twelve Months Ended
                                     March 31, 1995     December 31, 1994
                                   ------------------  -------------------
Noninterest-bearing demand              $132,418             $130,532
Interest-bearing demand                  258,849              234,293
Savings                                   64,633               71,787
Time, $100,000 and over                   53,326               49,063
Other time                               216,151              208,079
                                        --------             --------

  Total deposits                        $725,377             $693,754
                                        ========             ========

     Total average deposits increased $31.623 million or 4.6% from the average for the year ended December 31, 1994. Time deposits have increased due to higher interest rates. Money market accounts, included in interest-bearing demand deposits in the table above, continue to grow as the rates on these products are competitive with those offered for similar investment alternatives.

Investment Portfolio

     Management of the investment portfolio remains very important as the loan to deposit ratio remains below 40% and alternative investments are examined to protect the Corporation's net interest margin. Significant investments have been made in mortgage-backed securities that provide attractive yields, minimal credit risk and a balance to the asset and liability management strategy. The principal mortgage-backed investments have been Federal Home Loan Mortgage Corporation adjustable rate mortgages and balloon mortgages, and government-backed collateralized mortgage obligations.

     Effective January 1, 1994, the Corporation adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under Statement No. 115, all securities must be classified as held-to-maturity, trading, or available-for-sale.

     Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost.
Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of March 31, 1995.

     The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of March 31, 1995 (dollars in thousands).

                                                 Gross        Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  -----------  -------
Available-for-sale
- ------------------
U. S. Treasury                       $ 97,161       315       (1,531)    95,945
U. S. Government agencies              26,360       233         (109)    26,484
FHLB stock                              2,703         -            -      2,703
Mortgage-backed securities             43,273         -         (265)    43,008
                                     --------     -----      -------    -------

                                     $169,497       548       (1,905)   168,140
                                     ========     =====      =======    =======


Held-to-maturity
- ----------------
U.S. Treasury                        $  5,057         -          (28)     5,029
U.S. Government agencies                5,510         -          (50)     5,460
State and political subdivisions       64,416     1,565         (536)    65,445
Mortgage-backed securities            270,591       291      (13,087)   257,795
                                     --------     -----      -------    -------

                                     $345,574     1,856      (13,701)   333,729
                                     ========     =====      =======    =======

     The following schedule presents the total book value and fair value of the investment securities as of December 31, 1994 (dollars in thousands).

                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized    Fair
                                            Cost      Gains       Losses      Value
                                         ---------  ----------  ----------   -------
Available-for-sale
- ------------------
U. S. Treasury                           $ 97,312       14        (2,827)     94,499
U. S. Government agencies                  22,407       37          (554)     21,890
FHLB stock                                  3,482        -             -       3,482
Mortgage-backed securities                 44,483        -        (1,245)     43,238
                                         --------      ---       -------     -------

                                         $167,684       51        (4,626)    163,109
                                         ========      ===       =======     =======


Held-to-maturity
- ----------------
U.S. Treasury                            $  5,064        -          (108)      4,956
U.S. Government agencies                    5,527        -          (189)      5,338
State and political subdivisions           53,374      801        (1,196)     52,979
Mortgage-backed securities                277,614       36       (16,784)    260,866
                                         --------      ---       -------     -------

                                         $341,579      837       (18,277)    324,139
                                         ========      ===       =======     =======


Short-term Borrowings

     In January 1994, the Corporation initiated a process whereby funds are borrowed for the purpose of investing in similarly repricing investment instruments. As of March 31, 1995, the Corporation has $50,000,000 in securities sold under agreement to repurchase. This borrowing is through the Federal Home Loan Bank and matures and reprices monthly.

     In May 1994, the Corporation began borrowing by offering repurchase agreements to customers. As of March 31, 1995, through this funding source, the Corporation has $33,100,794 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on March 31, 1995 was 5.5%. These agreement were collateralized by U.S. Government securities with a market value of $47,022,040 as of March 31, 1995.

Interest Rate Sensitivity

     Asset/liability management involves the maintenance of an appropriate balance between interest sensitive assets and interest sensitive liabilities to reduce interest rate exposure while also providing liquidity to satisfy the cash flow requirement of operations to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals.

     A volatile rate environment combined with industry deregulation has placed an increased emphasis on interest rate sensitivity management. Interest sensitive earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate sensitive assets and rate sensitive liabilities.

     Interest rate sensitivity management seeks to protect earnings by maintaining an appropriate balance between interest sensitive earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in period of volatile interest rates.

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of March 31, 1995.

               INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1995
                             (Dollars in Thousands)

                                                                                            Repriced
                                                                      Due in                After One
                                              Due in      Due in     91 Days      Total      Year or
                                             30 Days     31 to 90       to         Rate     Non-Rate
                                             or Less       Days      One Year   Sensitive   Sensitive   Total
                                            ----------  ----------  ----------  ----------  ---------  --------
Earning assets:
 Loans                                      $  69,084   $  18,215   $  73,268   $ 160,567    $123,882  $284,449
 Interest-bearing deposits
  in other banks                                  162           -           -         162           -       162
 Federal funds sold                            25,000           -           -      25,000           -    25,000
 Investment securities:
  Taxable                                      74,269       7,416      29,787     111,472     337,826   449,298
  Tax-exempt                                      250         576       2,923       3,749      60,667    64,416
                                            ---------   ---------   ---------   ---------    --------  --------
   Total investment securities                 74,519       7,992      32,710     115,221     398,493   513,714
                                            ---------   ---------   ---------   ---------    --------  --------
   Total earning assets                       168,765      26,207     105,978     300,950     522,375   823,325
                                            ---------   ---------   ---------   ---------    --------  --------

Interest-bearing liabilities:
 Interest-bearing demand                      268,256           -           -     268,256           -   268,256
 Savings                                       63,563           -           -      63,563           -    63,563
 Time deposits (less than) $100,000            30,108      31,819      64,506     126,433      95,610   222,043
 Time deposits (greater than) $100,000          7,634      11,393      13,606      32,633      21,677    54,310
 Other borrowings                              86,888           -           -      86,888       1,000    87,888
                                            ---------   ---------   ---------   ---------    --------  --------
   Total interest-bearing
    liabilities                               456,449      43,212      78,112     577,773     118,287   696,060
                                            ---------   ---------   ---------   ---------    --------  --------

Interest sensitivity gap                    $(287,684)  $ (17,005)  $  27,866   $(276,823)   $404,088  $127,265
                                            =========   =========   =========   =========    ========  ========

Cumulative gap                              $(287,684)  $(304,689)  $(276,823)
                                            =========   =========   =========

Relationship of gap to
 total earning assets                           (34.9)%     (37.0)%     (33.6)%
                                            =========   =========   =========


Capital

     The Corporation recognizes the importance of proper capitalization. The continuing philosophy is to maintain a highly capitalized organization operating with capital levels well in excess of those required by regulatory agencies.

     The Federal Reserve Board's guidelines to United States banking organizations provide for the application of a risk-based capital framework. The guidelines classify capital into two tiers, referred to as Tier 1 and Tier 2. Tier 1 consists of core capital elements less certain intangible assets, while Tier 2 includes the allowance for loan losses, but is limited to 100% of Tier 1 and 1.25% of risk-weighted adjusted assets. The denominator or asset portion of risk-based capital aggregates generic classes of balance sheet and off-balance-sheet exposures, each weighted by one of four factors, ranging from 0% to 100%, based upon the relative risk of the exposure class. The Federal Reserve Board guidelines require a minimum capital of 8%, of which at least 4% must be Tier 1.

     Amendments to the capital rules for the adoption of Statement No. 115 have not yet been adopted and as such, net unrealized gains on available-for-sale securities resulting from the accounting change have been excluded from the computation of Tier 1 (and total) capital.

     The Federal Reserve Board has also established guidelines that set forth the leverage standards to be applied to banking organizations in conjunction with the risk-based capital framework. The leverage standard requires a minimum ratio of 3% Tier 1 capital to average total adjusted assets, as defined. However, regulators are given wide discretion to set a level appropriate for each bank, with most banks expected to maintain a leverage capital ratio of 4% to 5%.

     The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                       March 31,   December 31,
                                         1995         1994
                                      -----------  ------------

Tier 1 (Core Capital)
 Stockholders' equity                   $ 59,301     $ 55,326
 Plus: Unrealized loss on securities
  available-for-sale                       1,744        3,898
 Less: Excess cost over
  net assets acquired                       (858)        (908)
                                        --------     --------
   Total Tier 1 Capital                   60,187       58,316
                                        --------     --------
Tier 2 (Supplementary Capital)
 Eligible portion of allowance
  for loan losses                          3,866        3,872
                                        --------     --------

Total risk-based capital                $ 64,053     $ 62,188
                                        ========     ========
Total risk-weighted assets              $383,266     $370,252
                                        ========     ========
Tier 1 capital ratio                       15.70%       15.75%
Total risk-based capital ratio             16.71%       16.80%
                                        ========     ========
Leverage capital ratio                      6.86%        7.22%
                                        ========     ========

     The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. The Texas State Banking Department issued a 6% minimum leverage capital ratio standard for all state banks during 1991.

Dividends

     Central Bank & Trust is subject to various restrictions imposed by the Texas Banking Code relating to the declaration and payment of dividends to the Corporation, including continued capital adequacy. The Corporation believes that the policies and procedures currently in place comply with regulatory requirements.

     Cash dividends are paid to the Corporation's shareholders at the discretion of the Corporation's Board of Directors and depend upon a number of factors, including future earnings of the Corporation, the financial condition of the Corporation, the Corporation's cash needs, general business conditions and the amount of dividends paid to the Corporation by the Subsidiary Bank.

Liquidity

     Liquidity ratios are in excess of regulatory guidelines. The Corporation's primary internal source of liquidity is its short-term marketable assets, primarily Federal funds sold and United States Government and Agency securities maturing within the next twelve months.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED AVERAGE BALANCE SHEETS
             THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)





Assets                                           1995        1994
- ------                                        ----------  ----------
Earning assets:
  Loans                                        $278,125    $237,821
  Interest-bearing deposits in banks                258         743
  Federal funds sold                             19,347      17,947
  Investment securities:
   Taxable                                      448,894     381,443
   Tax-exempt                                    53,335      39,819
                                               --------    --------
     Total investment securities                502,229     421,262
     Total earning assets                       799,959     677,773
                                               --------    --------
Cash and due from banks                          42,159      41,094
Other real estate                                   290         317
Other assets                                     37,004      38,710
Less allowance for possible loan losses          (3,886)     (4,105)
                                               --------    --------
Total assets                                   $875,526    $753,789
                                               ========    ========

Liabilities and Stockholders' Equity
- ------------------------------------

Interest-bearing liabilities:
  Deposits                                     $592,959    $545,914
  Other borrowings                               88,677      23,806
                                               --------    --------
   Total interest-bearing liabilities           681,636     569,720
                                               --------    --------
Noninterest-bearing demand deposits             132,418     125,843
Other liabilities                                 4,562       3,337
Stockholders' equity                             56,910      54,889
                                               --------    --------
Total liabilities and stockholders' equity     $875,526    $753,789
                                               ========    ========


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
             CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
             THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



                                                    1995      1994
                                                  --------  --------
Interest income:
  Interest and fees on loans (1)                  $ 6,309   $ 5,013
  Interest on investment securities:
   Taxable securities                               7,149     5,163
   Tax-exempt (1)                                   1,227       951
  Interest on deposits in other banks                   2         6
  Interest on federal funds sold                      284       139
                                                  -------   -------
     Total interest income                         14,971    11,272

Interest expense:
  Interest on interest-bearing demand deposits      1,920     1,077
  Interest on savings deposits                        357       391
  Interest on time deposits                         3,156     2,146
  Interest on other borrowings                      1,248       179
                                                  -------   -------
     Total interest expense                         6,681     3,793
                                                  -------   -------
     Net interest income                            8,290     7,479
Provision for possible loan losses                    225         -
                                                  -------   -------
     Net interest income after provision
      for possible loan losses                      8,065     7,479
                                                  -------   -------

Other income:
  Service charges and fees                          2,200     2,020
  Other income                                        148        81
                                                  -------   -------
     Total other income                             2,348     2,101
                                                  -------   -------

Other expenses:
  Salaries and employee benefits                    3,972     3,695
  Net occupancy expense                               657       658
  Equipment and data processing expense               761       652
  Communications expense                              339       341
  Other real estate owned expense                     (47)       (2)
  Federal deposit insurance fees                      398       374
  Legal and professional                              233       208
  Stationery and supplies                             217       207
  Marketing expense                                   208       165
  Other operating expenses                            412       431
                                                  -------   -------
     Total other expenses                           7,150     6,729
                                                  -------   -------
     Income before Federal income tax               3,263     2,851
                                                  -------   -------
Tax equivalent adjustment                             524       366
                                                  -------   -------
     Income before Federal income taxes             2,739     2,485
                                                  -------   -------
Provision for Federal income taxes                    656       625
                                                  -------   -------
     Net income                                   $ 2,083   $ 1,860
                                                  =======   =======

(1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1995 and 1994.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                   AVERAGE INTEREST RATES AND SELECTED RATIOS
                             (TAX EQUIVALENT BASIS)
             THREE MONTHS ENDED MARCH 31, 1995 AND 1994 (UNAUDITED)




                                              1995    1994
                                             ------  ------
  Yields on earning assets:
    Loans (1)                                 9.20%   8.55%
    Interest-bearing deposits
     in other banks                           3.14    3.28
    Federal funds sold                        5.95    3.14
    Investment securities:
     Taxable                                  6.46    5.49
     Tax-exempt (1)                           9.33    9.69
                                             -----   -----
       Total investment securities            6.76    5.89
                                             -----   -----
       Total earning assets                   7.59    6.74
                                             -----   -----

  Rates on interest-bearing liabilities:
    Deposits                                  3.72    2.68
    Other borrowings                          5.71    3.05
                                             -----   -----
       Total interest-bearing liabilities     3.98    2.70
                                             -----   -----

  Net interest spread                         3.61%   4.04%
                                             =====   =====

  Net interest margin                         4.20%   4.48%
                                             =====   =====

  Selected ratios:
    Net income as a percent of:
     Average total assets                     0.96%   1.00%
                                             =====   =====

     Average stockholders' equity            14.84%  13.74%
                                             =====   =====

       (1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1995 and 1994.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.
- ---------------------------

     Not applicable.

Item 2.  Change in Securities.
- ------------------------------

     Not applicable.

Item 3.  Defaults Upon Senior Securities.
- -----------------------------------------

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

     The Annual Meeting of the Shareholders of the Corporation was held on April 5, 1995. The shareholders voted (1) to elect eight directors of the Corporation; (2) to approve an amendment to the Articles of Incorporation of the Corporation to change the name of the Corporation to Central Bancorporation, Inc; and (3) to approve the appointment of KPMG Peat Marwick as the independent public accountants of the Corporation for the fiscal year ending December 31, 1995.

     The results of the voting were as follows:

     Election of Directors:

           Name of Director                 For            Against

           J. Andy Thompson              2,201,829           344

           Richard L. Brown              2,201,829           344

           Ervin D. Cruce                2,201,829           344

           Stuart W. Murff               2,195,629         6,544

           Nancy W. Smith                2,201,829           344

           C. Rhea Thompson              2,201,829           344

           Kelly R. Thompson             2,201,829           344

           F.D. Thompson, Jr.            2,201,829           344

     There were no abstentions or broker non-votes regarding the election of directors.

     The results of the other votes were as follows:

                Description                          For     Against  Abstain

    Approval of amendment to the Articles of      2,194,156    2,777    5,240
    Incorporation of the Corporation to
    change the name of the Corporation to
    Central Bancorporation, Inc.

    Approval of KPMG Peat Marwick as the          2,201,916    172      85
    Corporation's independent auditors for the
    fiscal year ending December 31, 1995

    There were no broker non-votes on these items.

    Item 5.  Other Information.
    ---------------------------
      Not applicable.

    Item 6.  Exhibits and Reports on Form 8-K.
    ------------------------------------------

(a)   Exhibits
      --------

3(a)  Articles of Incorporation of the Corporation, and all amendments thereto
       (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form 10 filed April 30, 1987)

3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 11, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 filed April 5, 1989)

3(c) Restated Bylaws of the Corporation (incorporated herein by reference to Exhibit 3.2 to the Corporation's Registration Statement on Form 10 filed April 30, 1987); as amended January 19, 1993 (incorporated herein by reference to Exhibit 3(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1992 filed April 15, 1993)

3(d)  Articles of Amendment to the Articles of Incorporation of Texas Security
       Bancshares, Inc. filed with the Secretary of State of Texas on April 10, 1995*

11     Computation of Earnings Per Common Share*

27     Financial Data Schedule*

- -------------

       * Filed herewith.

(b)    Reports on Form 8-K
       -------------------

       On April 19, 1995 the Company filed a Current Report on Form 8-K to report that on April 10, 1995 the Company filed Articles of Amendment to its Articles of Incorporation with the Texas Secretary of State to change its name from Texas Security Bancshares, Inc. to Central Bancorporation, Inc.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                       CENTRAL BANCORPORATION, INC.
                                    ---------------------------------
                                                Registrant



                                               /s/ J. Andy Thompson
DATE:  May 12, 1995                 By: ---------------------------------------
                                        J. Andy Thompson, Chairman of the Board
                                         and Chief Executive Officer


                                               /s/ Michael J. Tyler
DATE:  May 12, 1995                 By: ---------------------------------------
                                        Michael J. Tyler, Senior Vice President
                                         and Chief Financial Officer