Form 10-Q
period 1995-06-30
CENTRAL BANCORPORATION INC /TX
filed 1995-08-14
CIK 813764

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1995; or

[  ]   Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ___________ to ___________.

                       Commission File Number:  0-15732



                         Central Bancorporation, Inc.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            Texas                                               75-1653291
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)



                  777 West Rosedale, Fort Worth, Texas 76104
--------------------------------------------------------------------------------
                   (Address of principal executive offices)



                                (817) 347-8102
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



                                   No Change
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No_____
   -----

     The number of shares of common stock, $2.50 par value, outstanding at June 30, 1995 was 2,616,723 shares.

                         CENTRAL BANCORPORATION, INC.
                         ----------------------------

                                     INDEX

PART I - FINANCIAL INFORMATION                                                  Page No.
------------------------------                                                  --------

         Item 1.           Financial Statements
         -------


         Consolidated Balance Sheets at June 30, 1995 (unaudited)
                and at December 31, 1994 (audited)                                 3


         Consolidated Statements of Earnings for the Three Months and Six
                Months Ended June 30, 1995 and 1994 (unaudited)                    4


         Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1995 and 1994 (unaudited)                           5


         Notes to Consolidated Financial Statements (unaudited)                    7


         Item 2.           Management's Discussion and Analysis of
         -------
                           Financial Condition and Results of Operations           8


PART II - OTHER INFORMATION
---------------------------

         Item 1.           Legal Proceedings                                       23
         -------

         Item 2.           Change in Securities                                    23
         -------

         Item 3.           Defaults Upon Senior Securities                         23
         -------

         Item 4.            Submission of Matters to a Vote of Security Holders    23
         -------

         Item 5.           Other Information                                       23
         -------

         Item 6.           Exhibits and Reports on Form 8-K                        23
         -------

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                          Consolidated Balance Sheets
                June 30, 1995 (Unaudited) and December 31, 1994

Assets                                                     1995           1994
------                                                 ------------   -----------

Cash and due from banks                                $ 44,668,615    49,348,407
Interest-bearing deposits in other banks                    494,651       267,925
Federal funds sold                                       14,700,000    25,100,000
                                                       ------------   -----------
     Total cash and cash equivalents                     59,863,266    74,716,332
                                                       ------------   -----------
Investment securities                                   501,956,317   504,687,973
Loans:
  Loans, net of unearned discount                       307,548,121   272,825,001
  Less allowance for loan losses                          4,217,625     3,871,653
                                                       ------------   -----------
    Net loans                                           303,330,496   268,953,348
                                                       ------------   -----------
Premises and equipment, net                              21,639,826    21,090,898
Accrued interest receivable                               7,649,152     7,028,363
Other real estate owned, net                                938,986       352,211
Excess of cost over net assets acquired,
  net of applicable amortization                            809,016       907,752
Federal income taxes receivable                             264,764       523,524
Deferred income taxes                                     1,869,769     3,626,813
Other assets                                              2,613,560     2,980,357
                                                       ------------   -----------
                                                       $900,935,152   884,867,571
                                                       ============   ===========
Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing demand                           $144,418,568   140,459,818
  Interest-bearing demand                               291,925,333   252,959,937
  Savings                                                66,847,668    67,145,836
  Time, $100,000 and over                                54,428,758    53,383,374
  Other time                                            221,103,563   212,298,950
                                                       ------------   -----------
     Total deposits                                     778,723,890   726,247,915
                                                       ------------   -----------
Short-term borrowings                                    45,879,732    89,598,888
Note payable                                              1,500,000       500,000
Dividends payable                                           261,672       261,672
Accrued interest payable                                  2,337,472     1,982,687
Other liabilities                                         9,755,465    10,950,102
                                                       ------------   -----------
        Total liabilities                               838,458,231   829,541,264
                                                       ------------   -----------
Stockholders' equity:
  Common stock, $2.50 par value,
    5,000,000 shares authorized and 2,616,723
    shares issued                                         6,541,808     6,541,808
  Additional paid-in capital                             16,578,010    16,578,010
  Retained earnings                                      39,843,900    36,104,018
  Unrealized loss on securities
    available-for-sale                                     (486,797)   (3,897,529)
                                                       -------------  ------------
        Total stockholders' equity                       62,476,921    55,326,307
                                                       ------------   -----------
                                                       $900,935,152   884,867,571
                                                       ============   ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                      Consolidated Statements of Earnings
     Three Months and Six Months Ended June 30, 1995 and 1994 (Unaudited)

                                                         Three Months                      Six Months
                                                        Ended June 30,                    Ended June 30,
                                                        --------------                    --------------

                                                        1995         1994               1995         1994
                                                     ---------    ----------         ---------    ---------
Interest income:
   Interest and fees on loans                       $ 6,735,294    5,107,803         12,938,914   10,078,447
   Interest on investment securities:
      Taxable securities                              6,820,599    5,801,556         13,968,812   10,963,969
      Tax-exempt securities                           1,003,511      637,120          1,814,005    1,265,036
   Interest on deposits in other banks                    1,544        3,882              3,405        9,505
   Interest on federal funds sold                       399,019       90,623            682,679      229,741
                                                   ------------  -----------        -----------  -----------
         Total interest income                       14,959,967   11,640,984         29,407,815   22,546,698
                                                   ------------  -----------        -----------  -----------
Interest expense:
   Interest on interest-bearing demand deposits       2,165,892    1,240,096          4,085,829    2,317,527
   Interest on savings deposits                         355,694      404,147            712,740      795,151
   Interest on time deposits                          3,564,926    2,224,555          6,720,640    4,370,165
   Interest on short-term borrowings                  1,050,981      467,535          2,281,187      646,087
   Interest on note payable                              30,750            -             49,146            -
                                                   ------------  -----------        -----------  -----------
         Total interest expense                       7,168,243    4,336,333         13,849,542    8,128,930
                                                   ------------  -----------        -----------  -----------
         Net interest income                          7,791,724    7,304,651         15,558,273   14,417,768
   Provision for loan losses                            225,000            -            450,000            -
                                                   ------------  -----------        -----------  -----------
         Net interest income after provision
          for loan losses                             7,566,724    7,304,651         15,108,273   14,417,768
                                                   ------------  -----------        -----------  -----------
Noninterest income:
   Service charges and fees                           2,310,853    2,018,705          4,510,205    4,038,510
   Gains on sales of investment securities              133,176            -            133,176            -
   Other income                                         271,893      246,798            420,092      327,884
                                                   ------------  -----------        -----------  -----------
         Total noninterest income                     2,715,922    2,265,503          5,063,473    4,366,394
                                                   ------------  -----------        -----------  -----------

Noninterest expenses:
   Salaries and employee benefits                     4,070,495    3,856,427          8,042,326    7,551,279
   Net occupancy expense                                739,013      758,787          1,396,221    1,416,731
   Equipment and data processing expense                826,585      701,295          1,587,804    1,353,264
   Communication expense                                338,308      320,045            677,461      660,635
   Other real estate owned expense, net                  (4,913)     (53,738)           (51,661)     (55,837)
   Federal deposit insurance fees                       398,100      374,409            796,200      748,818
   Legal and professional                               241,230      235,293            474,493      443,690
   Stationery and supplies                              242,224      224,702            459,340      432,097
   Marketing expense                                    224,434      226,061            432,538      391,411
   Other operating expense                              425,991      384,326            836,798      814,734
                                                   ------------  -----------        -----------  -----------
         Total noninterest expenses                   7,501,467    7,027,607         14,651,520   13,756,822
                                                   ------------  -----------        -----------  -----------

         Income before Federal income taxes           2,781,179    2,542,547          5,520,226    5,027,340
Provision for Federal income taxes                      601,000      644,000          1,257,000    1,269,000
                                                   ------------  -----------        -----------  -----------
         Net income                                 $ 2,180,179    1,898,547          4,263,226    3,758,340
                                                   ============  ===========        ===========  ===========

         Net income per share                       $       .83          .73               1.63         1.44
                                                   ============  ===========        ===========  ===========

Weighted average number of shares outstanding         2,616,723    2,616,723          2,616,723    2,616,723
                                                   ============  ===========        ===========  ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                     Consolidated Statements of Cash Flows
              Six Months Ended June 30, 1995 and 1994 (Unaudited)


                                                                          1995                       1994
                                                                       ----------                 ----------

Cash flows from operating activities:
  Net income                                                         $  4,263,226                  3,758,340
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses and losses
        on other real estate owned                                        480,390                    (15,528)
      Depreciation                                                      1,332,943                  1,233,721
      Amortization of intangibles                                          98,736                     91,624
      Premium amortization and discount accretion                         305,720                  1,258,429
      Net gain on sales of other real estate owned                        (97,011)                   (50,108)
      Net gain on sales of premises and equipment                          (1,948)                    (6,918)
      Gains on sales of investment securities                            (133,176)                         -
      Changes in operating assets and liabilities:
        Increase in accrued interest receivable                          (620,789)                    (1,915)
        Decrease (increase) in Federal income taxes receivable            258,760                    (29,640)
        Decrease in other assets                                          366,797                    598,931
        Increase in accrued interest payable                              354,785                    106,423
        Decrease in other liabilities                                 (1 ,194,637)                  (312,131)
                                                                     ------------                -----------

          Net cash provided by
           operating activities                                         5,413,796                  6,631,228
                                                                     ------------                -----------

Cash flows from investing activities:
  Cash and cash equivalents paid in acquisitions                                -                 (1,679,778)
  Proceeds from sales of investment securities
    available-for-sale                                                 30,228,601                          -
  Proceeds from maturities and principal reductions
    of investment securities held-to-maturity                          22,058,156                 27,374,878
  Proceeds from maturities and principal reductions
    of investment securities available-for-sale                         8,855,318                 72,710,686
  Purchases of investment securities held-to-maturity                 (39,445,387)               (77,521,399)
  Purchases of investment securities available-for-sale               (14,194,800)               (77,023,306)
  Net increase in loans                                               (35,523,186)               (17,997,580)
  Proceeds from sales of premises and equipment                             3,342                     10,773
  Purchases of premises and equipment                                  (1,883,265)                (3,273,696)
  Proceeds from sales of other real estate owned                          400,884                    199,130
                                                                     ------------                -----------
        Net cash used in
         investing activities                                         (29,500,337)               (77,200,292)
                                                                     ------------               ------------

                                                                     (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
               Consolidated Statements of Cash Flows, Continued


                                                         1995         1994
                                                    ------------  ------------

Cash flows from financing activities:
  Net increase in demand deposits
     and savings accounts                           $ 42,625,978   11,462,978
  Net increase in time deposits                        9,849,997    3,891,721
  Proceeds from note payable                           1,000,000            -
  Net increase (decrease) in other borrowings        (43,719,156)  51,108,978
  Dividends paid                                        (523,344)    (444,842)
                                                    ------------  -----------

         Net cash provided by
          financing activities                         9,233,475   66,018,835
                                                    ------------  -----------

Net decrease in cash and cash equivalents            (14,853,066)  (4,550,229)

Cash and cash equivalents at beginning of period      74,716,332   64,182,656
                                                    ------------  -----------

Cash and cash equivalents at end of period          $ 59,863,266   59,632,427
                                                    ============  ===========
Supplemental Cash Flow Information:
----------------------------------

Cash paid for interest                              $ 13,494,757    8,022,507

Cash paid for Federal income taxes                  $  1,000,000    1,300,000

Loans transferred to other real estate owned        $    921,038      134,710

Proceeds from sales of other real estate owned
  financed through loans                            $          -       83,399

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

Item 2.   Management's Discussion and Analysis of Financial Condition and
-------------------------------------------------------------------------
Results of Operations
---------------------


ANALYSIS OF EARNINGS

     Net income for the second quarter of 1995 was $2,180,179 or $0.83 per share compared to $1,898,547 or $.73 per share for the second quarter of 1994. For the six months ended June 30, 1995, net income was $4,263,226 or $1.63 per share, compared with net income of $3,758,340 or $1.44 per share for the same period in 1994. Per share amounts are based on average shares outstanding of 2,616,723 for the second quarter of both 1995 and 1994.

     The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.


Net Interest Income

     Net interest income on a taxable equivalent basis for the second quarter of 1995 increased $738,000 or 9.59%, compared to the same period in 1994. For the six months ended June 30, 1995, net interest income on a taxable equivalent basis increased $1,547,000 or 10.20% compared to the same period in 1994. The increase in net interest income is primarily attributable to the higher level of earning assets, as the Corporation's net interest spread and net interest margin declined 40 basis points and 20 basis points, respectively, from the second quarter of 1994. The increase in earning assets was the result of investing funds provided by growth in deposits. Yields on earning assets and rates on interest-bearing liabilities for the second quarter of 1995 increased from the same period last year. The net interest spread on a taxable equivalent basis decreased to 3.46% for the second quarter of 1995 from 3.86% for the comparable period in 1994 and the net interest margin on taxable equivalent basis decreased to 4.12% for the second quarter of 1995 from 4.32% for the same period in 1994.

     The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters ended June 30, 1995 and 1994.



                  ANALYSIS OF CHANGES IN NET INTEREST MARGIN
               (Dollars in Thousands - Taxable Equivalent Basis)

2nd Qtr 1995 vs. 2nd Qtr 1994
-----------------------------


                                                  Due to              Due to                 Changes
                                  Net            Changes              Changes                in Rates/
                                Increase        In Volume            In Rates                Volume
                                --------        ---------            --------              ----------
Earning assets                  $ 3,571         $  1,787             $ 1,553                 $   231
Interest-bearing
  liabilities                     2,833              639               1,912                     282
                                -------         --------             -------                 -------

Net interest margin before
 allocation of
  rates/volume                      738            1,148                (359)                    (51)
Allocation of
 rates/volume                         -              (74)                 23                      51
                                -------         --------             -------                 -------

Net interest margin             $   738         $  1,074             $  (336)                $     -
                                =======         ========             =======                 =======

YTD 1995 vs. YTD 1994
---------------------

                                                  Due to              Due to                 Changes
                                  Net            Changes              Changes                in Rates/
                                Increase        In Volume            In Rates                Volume
                                --------        ---------            --------              ----------
Earning assets                  $  7,268        $   3,821            $  2,961                $   486
Interest-bearing
  liabilities                      5,721            1,386               3,703                    632
                                --------        ---------            --------              ---------

Net interest margin before
 allocation of
  rates/volume                     1,547            2,435                (742)                  (146)
Allocation of
 rates/volume                          -             (210)                 64                    146
                                --------        ---------            --------              ---------
Net interest margin              $ 1,547        $   2,225            $   (678)               $     -
                                ========        =========            ========              =========

Noninterest Income

     Noninterest income increased $450,419 or 19.9% for the second quarter of 1995 from the same period last year. For the six months ended June 30,1995, non-interest income increased $697,079 or 16.0%. Increased levels of noninterest income are primarily attributable to increases in service charge income resulting from the increased customer deposit base and increases in rates charged for certain services. The following table summarizes the major categories of noninterest income for the six months ended June 30, 1995 and 1994 (dollars in thousands).

                                             Six Months
                                           Ended June 30,    $        %
                                           --------------
                                            1995    1994   Change   Change
                                           ------  ------  ------   ------

Service charges and fees                   $3,829  $3,448    $381     11.0%
Investment services income                    208     272     (64)   (23.5)
Trust fees                                    419     293     126     43.0
Mortgage services income                      316     221      95     43.0
Gains on sales of investment securities       133       -     133        -
Other income                                  158     132      26     19.7
                                           ------  ------    ----    -----
 Total noninterest income                  $5,063  $4,366    $697     16.0%
                                           ======  ======    ====    =====

Noninterest Expenses

     Noninterest expenses were $7,501,467 for the second quarter of 1995 compared to $7,027,607 for the second quarter of 1994, an increase of $473,860 or 6.7%. For the six months ended June 30,1995 and 1994, non-interest expenses were $14,651,520 and $13,756,822, respectively, an increase of 6.5%. The following table summarizes the major categories of noninterest expense for the six months ended June 30, 1995 and 1994 (dollars in thousands).

                                                     Six Months
                                                   Ended June 30,       $        %
                                                 ------------------
                                                   1995      1994    Change   Change
                                                 --------  --------  ------   ------

Salaries and employee benefits                   $ 8,042   $ 7,551     $491      6.5%
Net occupancy expense                              1,396     1,417      (21)    (1.5)
Equipment and data processing expense              1,588     1,353      235     17.4
Communication expense                                678       661       17      2.6
Other real estate owned expense (income), net        (52)      (56)       4      7.1
Federal deposit insurance fees                       796       749       47      6.3
Legal and professional                               475       444       31      7.0
Stationery and supplies                              459       432       27      6.3
Marketing expense                                    433       391       42     10.7
Other operating expenses                             837       815       22      2.7
                                                 -------   -------     ----     ----
 Total noninterest expenses                      $14,652   $13,757     $895      6.5%
                                                 =======   =======     ====     ====

     Salaries and employee benefits for the six months ended June 30, 1995, increased $491,047 or 6.5% over the same period in 1994 due to normal compensation increases and expanded banking operations.

     Equipment and data processing expense increased $234,540 or 17.4% compared to the same period in 1994. The increase is primarily attributable to depreciation expense on new equipment and new furniture for new and remodeled banking centers.

     Federal deposit insurance fees increased $47,382 or 6.3% over the same period in 1994. The increase is attributable to the increase in average deposits for the assessment period.

     Marketing expense for the six months ended June 30, 1995, which includes consulting fees with respect to various advertising campaigns and events, including deposit and home loan promotions, increased $41,127 or 10.7% from the same period in 1994.

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

     As of June 30, 1995 the Corporation has a deferred tax asset in the amount of $1,869,769. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses, the allowance for losses on other real estate owned, and unrealized loss on securities available-for-sale, approximating $6,000,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of June 30, 1995 and December 31, 1994.

Provision for Loan Losses, Allowance for Loan Losses and Credit Quality

     The Texas economy, in general, continued a recovery which began in 1993. Growth was experienced by small and medium size companies and, overall, in 1994, Texas was second nationally behind only Florida in job creation. For May 1995, the Dallas/Fort Worth area reported an unemployment rate of 4.5%, reflecting a stable economy.

     In 1995 and 1994, the real estate market, as a whole, has continued to improve. The most encouraging news came from the areas of residential, retail and industrial markets. The Dallas/Fort Worth area currently rates as one of the top residential markets in the U.S. with sales of single-family homes remaining strong. Through June 1995, new home sales have declined from 1994 levels, but sales of pre-owned homes have improved from a year earlier. The apartment market maintained over 90% occupancy in 1994, which resulted in higher rental rates and new development. The retail market reported approximately 85% occupancy in 1994 with increasing rent levels. The industrial market has improved to above 90% occupancy. The office market has finally started to improve in 1995.

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

     The following table presents the provision for loan losses, loans charged-off, recoveries of loans previously charged-off, and amounts of the allowance for loan losses, the loans outstanding and certain pertinent ratios for the periods indicated (dollars in thousands).

                                                 Three Months           Six Months        Year Ended
                                                Ended June 30,        Ended June 30,     December 31,
                                              -------------------  --------------------  -------------
                                                1995       1994      1995       1994         1994
                                              ---------  --------  ---------  ---------  -------------

Balance at beginning of period                $  3,866   $  4,151  $  3,872   $  4,072       $  4,072
                                              --------   --------  --------   --------       --------

Charge-offs:
 Commercial and financial loans                     13        570       106        652            913
 Real estate loans                                  49        194       361        223            230
 Installment loans                                  53         46        95        125            335
                                              --------   --------  --------   --------       --------
   Total                                           115        810       562      1,000          1,478
                                              --------   --------  --------   --------       --------

Recoveries:
 Commercial and financial loans                    158         58       269        196            419
 Real estate loans                                  43         64       117        171            241
 Installment loans                                  41         42        72         66            118
                                              --------   --------  --------   --------       --------
   Total                                           242        164       458        433            778
                                              --------   --------  --------   --------       --------

Net Charge-offs:
 Commercial and financial loans                   (145)       512      (163)       456            494
 Real estate loans                                   6        130       244         52            (11)
 Installment loans                                  12          4        23         59            217
                                              --------   --------  --------   --------       --------
   Total                                          (127)       646       104        567            700
                                              --------   --------  --------   --------       --------

Provision charged to earnings                      225          -       450          -            500
                                              --------   --------  --------   --------       --------
Balance at end of period                      $  4,218   $  3,505  $  4,218   $  3,505       $  3,872
                                              ========   ========  ========   ========       ========

Amount of outstanding loans at
 end of period                                $307,548   $254,363  $307,548   $254,363       $272,825
                                              ========   ========  ========   ========       ========

Average amount of loans outstanding
 Commercial and financial loans               $104,032   $ 79,700  $ 99,694   $ 76,967       $ 82,714
 Real estate loans                             171,854    152,024   169,275    149,861        154,599
 Installment loans                              17,349     14,991    16,711     15,440         15,365
                                              --------   --------  --------   --------       --------
   Total                                      $293,235   $246,715  $285,680   $242,268       $252,678
                                              ========   ========  ========   ========       ========

Ratios:
Annualized net charge-offs (recoveries) to
 average loans:
 Commercial and financial loans                                       (0.33)%     1.19%         0.60%
 Real estate loans                                                     0.29       0.07          (0.01)
 Installment loans                                                     0.28       0.77           1.41
                                                                   --------   --------       --------
   Total                                                               0.07%      0.47%          0.28%
                                                                   ========   ========       ========

Balance in allowance at end of
 period to outstanding loans
 at end of period                                                      1.37%      1.38%          1.42%
                                                                   ========   ========       ========

     At June 30, 1995, the allowance for loan losses was $4.218 million, or 1.37% of period end loans, compared to $3.872 million and 1.42% at December 31, 1994 and $3.505 million or 1.38% at June 30, 1994.

     The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                        June 30, 1995  December 31, 1994
                                        -------------  -----------------
Specific reserves by category:
 Commercial and financial loans           $  465             $  427
 Real estate loans                           821              1,180
 Installment loans                           131                103
 Unallocated reserves                      2,801              2,162
                                          ------             ------
     Total allowance for loan losses      $4,218             $3,872
                                          ======             ======

     Net recoveries for the quarter ended June 30, 1995 were $127,000 compared to net charge-offs of $646,000 in the second quarter of 1994. For the six months ended June 30, 1995, net charge-offs were $104,000 compared to $567,000 for the same period in 1994.

     For the quarter ended June 30, 1995, a provision for loan losses of $225,000 was charged to earnings. In the second quarter of 1994, no provision for loan losses was necessary due to reduced levels of nonperforming loans.

     Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at June 30, 1995 totaled $3.155 million, a 19.33% decrease from the $3.911 million reported at December 31, 1994 and an increase of $587,000 or 22.85% compared to June 30, 1994 totals. The increase in nonperforming assets from June 30, 1994 to June 30, 1995 is primarily attributable to increases in other real estate owned.

     The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).

                       June 30,  March 31,  December 31,  September 30,  June 30,
                         1995      1995         1994          1994         1994
                       --------  ---------  ------------  -------------  --------

Nonaccrual loans         $1,985     $2,986        $3,339         $2,941    $2,234
Other real estate
 owned, net                 939         89           352            224       315
Restructured loans          231        235           220            243        19
                         ------     ------        ------         ------    ------
Total nonperforming
 assets                  $3,155     $3,310        $3,911         $3,408    $2,568
                         ======     ======        ======         ======    ======

Loans over 90 days
 past due but not
  on nonaccrual          $  112     $    -        $   48         $   88    $   89
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

                         DISTRIBUTION OF LOANS
                         (Dollars in Thousands)

                              June 30, 1995   December 31, 1994
                              --------------  ------------------
Commercial and financial         $115,340            $ 92,992
Real Estate:
 Construction                       7,381               3,355
 Mortgage                         167,635             162,130
Installment                        19,523              16,395
Overdrafts                            113                 151
                                 --------            --------
 Total loans                      309,992             275,023
Less unearned discount             (2,444)             (2,198)
                                 --------            --------
   Total loans, net
    of unearned discount         $307,548            $272,825
                                 ========            ========

     Net loans increased by $34.723 million or 12.7% from December 31, 1994. The growth is primarily from commercial loans and from new and refinanced real estate mortgages, and has resulted from an improved economy.



Deposits

     The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).

                              Six Months Ended  Twelve Months Ended
                               June 30, 1995     December 31, 1994
                              ----------------  -------------------

Noninterest-bearing demand        $134,307             $130,532
Interest-bearing demand            267,283              234,293
Savings                             64,162               71,787
Time, $100,000 and over             53,597               49,063
Other time                         218,784              208,079
                                  --------             --------

 Total deposits                   $738,133             $693,754
                                  ========             ========

     Total average deposits increased $44.379 million or 6.4% from the average for the year ended December 31, 1994. Time deposits have increased due to higher interest rates. Money market accounts, included in interest-bearing demand deposits in the table above, continue to grow as the rates on these products are competitive with those offered for similar investment alternatives.

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

     Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of June 30, 1995.

     The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of June 30, 1995 (dollars in thousands).

                                                 Gross        Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  -----------  -------
Available-for-sale
------------------
U. S. Treasury                       $102,062       844        (521)    102,385
U. S. Government agencies              23,822       396         (69)     24,149
FHLB stock                              2,748         -           -       2,748
Mortgage-backed securities             13,370         -        (151)     13,219
                                     --------     -----      ------     -------

                                     $142,002     1,240        (741)    142,501
                                     ========     =====      ======     =======


Held-to-maturity
----------------
U.S. Treasury                        $  5,047        38           -       5,085
U.S. Government agencies                3,000        11           -       3,011
State and political subdivisions       87,622     2,500        (336)     89,786
Mortgage-backed securities            263,786     1,812      (5,173)    260,425
                                     --------     -----      ------     -------

                                     $359,455     4,361      (5,509)    358,307
                                     ========     =====      ======     =======

     The following schedule presents the total book value and fair value of the investment securities as of December 31, 1994 (dollars in thousands).


                                                 Gross        Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  -----------  -------
Available-for-sale
------------------
U. S. Treasury                       $ 97,312       14       (2,827)     94,499
U. S. Government agencies              22,407       37         (554)     21,890
FHLB stock                              3,482        -            -       3,482
Mortgage-backed securities             44,483        -       (1,245)     43,238
                                     --------      ---      -------     -------

                                     $167,684       51       (4,626)    163,109
                                     ========      ===      =======     =======


Held-to-maturity
----------------
U.S. Treasury                        $  5,064        -         (108)      4,956
U.S. Government agencies                5,527        -         (189)      5,338
State and political subdivisions       53,374      801       (1,196)     52,979
Mortgage-backed securities            277,614       36      (16,784)    260,866
                                     --------      ---      -------     -------

                                     $341,579      837      (18,277)    324,139
                                     ========      ===      =======     =======


Short-term Borrowings

     In January 1994, the Corporation initiated a process whereby funds are borrowed for the purpose of investing in similarly repricing investment instruments. As of June 30, 1995, the Corporation has $10,000,000 in securities sold under agreement to repurchase. This borrowing is through the Federal Home Loan Bank and matures and reprices monthly.

     In May 1994, the Corporation began borrowing by offering repurchase agreements to customers. As of June 30, 1995, through this funding source, the Corporation has $33,312,085 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on June 30, 1995 was 5.25%. These agreement were collateralized by U.S. Government securities with a market value of $47,487,050 as of June 30, 1995.

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

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of June 30, 1995.

              INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 1995
                            (Dollars in Thousands)

                                                                                  Repriced
                                                            Due in                After One
                                    Due in      Due in     91 Days      Total      Year or
                                   30 Days     31 to 90       to         Rate     Non-Rate
                                   or Less       Days      One Year   Sensitive   Sensitive   Total
                                  ----------  ----------  ----------  ----------  ---------  --------
Earning assets:
 Loans                            $  85,199   $  17,834   $  78,360   $ 181,393    $126,155  $307,548
 Interest-bearing deposits
  in other banks                        495           -           -         495           -       495
 Federal funds sold                  14,700           -           -      14,700           -    14,700
 Investment securities:
  Taxable                            44,573      12,698      40,821      98,092     316,242   414,334
  Tax-exempt                              -         670       2,053       2,723      84,899    87,622
                                  ---------   ---------   ---------   ---------    --------  --------
   Total investment securities       44,573      13,368      42,874     100,815     401,141   501,956
                                  ---------   ---------   ---------   ---------    --------  --------
   Total earning assets             144,967      31,202     121,234     297,403     527,296   824,699
                                  ---------   ---------   ---------   ---------    --------  --------

Interest-bearing liabilities:
 Interest-bearing demand            291,925           -           -     291,925           -   291,925
 Savings                             66,848           -           -      66,848           -    66,848
 Time deposits are less
  than $100,000                      29,479      25,361      64,637     119,477     101,627   221,104
 Time deposits are greater
  than $100,000                       7,560       7,487      15,204      30,251      24,178    54,429
 Other borrowings                    45,880           -       1,500      47,380           -    47,380
                                  ---------   ---------   ---------   ---------    --------  --------
   Total interest-bearing
    liabilities                     441,692      32,848      81,341     555,881     125,805   681,686
                                  ---------   ---------   ---------   ---------    --------  --------

Interest sensitivity gap          $(296,725)  $  (1,646)  $  39,893   $(258,478)   $401,491  $143,013
                                  =========   =========   =========   =========    ========  ========

Cumulative gap                    $(296,725)  $(298,371)  $(258,478)
                                  =========   =========   =========

Relationship of gap to
 total earning assets                (36.0)%     (36.2)%     (31.3)%
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

     The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                        June 30,   December 31,
                                          1995         1994
                                      -----------  ------------

Tier 1 (Core Capital)
 Stockholders' equity                   $ 62,477   $ 55,326
 Plus: Unrealized loss on securities
  available-for-sale                         487      3,898
 Less: Excess cost over
  net assets acquired                       (809)      (908)
                                        --------   --------
   Total Tier 1 Capital                   62,155     58,316
                                        --------   --------
Tier 2 (Supplementary Capital)
 Eligible portion of allowance
  for loan losses                          4,218      3,872
                                        --------   --------

Total risk-based capital                $ 66,373   $ 62,188
                                        ========   ========
Total risk-weighted assets              $394,498   $370,252
                                        ========   ========
Tier 1 capital ratio                       15.76%     15.75%
Total risk-based capital ratio             16.82%     16.80%
                                        ========   ========
Leverage capital ratio                      7.03%      7.22%
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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED AVERAGE BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                          (Unaudited)              (Unaudited)
                                                         Three Months               Six Months
                                                        Ended June 30,            Ended June 30,
                                                        --------------            --------------

Assets                                               1995           1994        1995         1994
------                                              ------         ------      ------       ------
Earning assets:
 Loans                                         $  293,235     $  246,715    $  285,680    $  242,268
 Interest-bearing deposits in banks                   223            611           240           678
 Federal funds sold                                26,204          9,365        22,776        13,656
 Investment securities:
   Taxable                                        429,513        415,585       439,204       398,513
   Tax-exempt                                      70,605         41,470        61,970        40,645
                                               ----------     ----------    ----------    ----------
     Total investment securities                  500,118        457,055       501,174       439,158
                                               ----------     ----------    ----------    ----------
     Total earning assets                         819,780        713,746       809,870       695,760
Cash and due from banks                            40,502         39,669        41,330        40,381
Other real estate                                     493            300           391           308
Other assets                                       36,178         35,840        36,592        37,276
Less allowance for possible loan losses            (4,009)        (4,150)       (3,948)       (4,128)
                                               ----------     ----------    ----------    ----------
Total assets                                   $  892,944     $  785,405    $  884,235    $  769,597
                                               ==========     ==========    ==========    ==========

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
 Deposits                                      $  614,694     $  553,919    $  603,826    $  549,916
 Other borrowings                                  74,566         46,818        81,203        35,312
                                               ----------     ----------    ----------    ----------
   Total interest-bearing liabilities             689,260        600,737       685,029       585,228
                                               ----------     ----------    ----------    ----------
Noninterest-bearing demand deposits               136,195        127,323       134,307       126,583
Other liabilities                                   6,750          3,383         6,074         3,360
Stockholders' equity                               60,739         53,962        58,825        54,426
                                               ----------     ----------    ----------    ----------
Total liabilities and stockholders' equity     $  892,944     $  785,405    $  884,235    $  769,597
                                               ==========     ==========    ==========    ==========

                 CENTRAL BANCORPORATION, INC AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
            CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)

                                                    (Unaudited)            (Unaudited)
                                                    Three Months            Six Months
                                                   Ended June 30,         Ended June 30,
                                                   --------------         -------------

                                                 1995         1994       1995       1994
                                                ------       ------     ------     ------

Interest income:
 Interest and fees on loans (1)                $ 6,856     $ 5,167     $13,164    $10,179
 Interest on investment securities:
   Taxable securities                            6,821       5,801      13,969     10,964
   Tax-exempt (1)                                1,521         965       2,749      1,917
 Interest on deposits in other banks                 2           4           3         10
 Interest on federal funds sold                    399          91         683        230
                                               -------     -------     -------    -------
     Total interest income                      15,599      12,028      30,568     23,300
                                               -------     -------     -------    -------

Interest expense:
 Interest on interest-bearing demand deposits    2,166       1,240       4,086      2,318
 Interest on savings deposits                      356         404         713        795
 Interest on time deposits                       3,565       2,225       6,721      4,370
 Interest on other borrowings                    1,082         467       2,330        646
                                               -------     -------     -------    -------
     Total interest expense                      7,169       4,336      13,850      8,129
                                               -------     -------     -------    -------
     Net interest income                         8,430       7,692      16,718     15,171
Provision for possible loan losses                (225)          -        (450)         -
                                               -------     -------     -------    -------
     Net interest income after provision
      for possible loan losses                   8,205       7,692      16,268     15,171
                                               -------     -------     -------    -------

Other income:
 Service charges and fees                        2,311       2,019       4,510      4,038
 Gains on sales of investment securities           133           -         133          -
 Other income                                      272         247         420        328
                                               -------     -------     -------    -------
     Total other income                          2,716       2,266       5,063      4,366
                                               -------     -------     -------    -------

Other expenses:
 Salaries and employee benefits                  4,071       3,857       8,042      7,551
 Net occupancy expense                             739         759       1,396      1,417
 Equipment and data processing expense             827         701       1,588      1,353
 Communications expense                            338         320         678        661
 Other real estate owned expense, net               (5)        (54)        (52)       (56)
 Federal deposit insurance fees                    398         375         796        749
 Legal and professional                            241         235         475        444
 Stationery and supplies                           242         225         459        432
 Marketing expense                                 224         226         433        391
 Other operating expenses                          426         384         837        815
                                               -------     -------     -------    -------
     Total other expenses                        7,501       7,028      14,652     13,757
                                               -------     -------     -------    -------
     Income before Federal income taxes          3,420       2,930       6,679      5,780
                                               -------     -------     -------    -------
Tax equivalent adjustment                          639         387       1,159        753
                                               -------     -------     -------    -------
     Income before Federal income taxes          2,781       2,543       5,520      5,027
                                               -------     -------     -------    -------
Provision for Federal income taxes                 601         644       1,257      1,269
                                               -------     -------     -------    -------
     Net income                                $ 2,180     $ 1,899     $ 4,263    $ 3,758
                                               =======     =======     =======    =======

(1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1995 and 1994.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                  AVERAGE INTEREST RATES AND SELECTED RATIOS
                            (TAX EQUIVALENT BASIS)

                                              (Unaudited)                 (Unaudited)
                                              Three Months                 Six Months
                                             Ended June 30,              Ended June 30,
                                             --------------              ---------------

                                            1995      1994             1995         1994
                                           ------    ------           ------       ------

Yields on earning assets:
 Loans (1)                                  9.38%     8.40%            9.29%        8.47%
 Interest-bearing deposits
   in other banks                           3.60      2.63             2.52         2.97
 Federal funds sold                         6.11      3.90             6.05         3.40
 Investment securities:
   Taxable                                  6.37      5.60             6.41         5.55
   Tax-exempt (1)                           8.64      9.33             8.95         9.51
                                           -----     -----            -----        -----
     Total investment securities            6.69      5.94             6.73         5.91
                                           -----     -----            -----        -----
     Total earning assets                   7.63%     6.76%            7.61%        6.75%
                                           -----     -----             -----       -----

Rates on interest-bearing liabilities:
 Deposits                                   3.97%     2.80%            3.85%        2.74%
 Other borrowings                           5.82      4.00             5.79         3.69
                                           -----     -----            -----        -----
     Total interest-bearing liabilities     4.17%     2.90%            4.08%        2.80%
                                           -----     -----            -----        -----

Net interest spread                         3.46%     3.86%            3.53%        3.95%
                                           =====     =====            =====        =====

Net interest margin                         4.12%     4.32%            4.16%        4.40%
                                           =====     =====            =====        =====

Selected ratios:
 Net income as a percent of:
   Average total assets                      .98%      .97%             .97%         .98%
                                           =====     =====            =====        =====

   Average stockholders' equity            14.40%    14.12%           14.62%       13.93%
                                           =====     =====            =====        =====

    (1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1995 and 1994.

                          PART II - OTHER INFORMATION



Item 1.  Legal Proceedings.
---------------------------

       Not applicable.

Item 2.  Change in Securities.
------------------------------

       Not applicable.

Item 3.  Defaults Upon Senior Securities.
-----------------------------------------

       Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

       Not applicable.

Item 5.  Other Information
--------------------------

       Not applicable.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

       (a)   Exhibits
             --------

       (11) Computation of Earnings Per Common Share*

       (27) Financial Data Schedule*

______

       *Filed herewith.

       (b)   Reports on Form 8-K
             -------------------

       No report of Form 8-K was filed by the registrant during the quarter ended June 30, 1995.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                          CENTRAL BANCORPORATION, INC.
                                         -------------------------------
                                                      Registrant




                                                /s/ J. Andy Thompson
DATE:  August 14, 1995               By: ---------------------------------------
                                         J. Andy Thompson, Chairman of the Board
                                           and Chief Executive Officer


                                                /s/ Michael J. Tyler
DATE:  August 14, 1995               By: ---------------------------------------
                                         Michael J. Tyler, Senior Vice President
                                           and Chief Financial Officer