Form 10-Q
period 1995-09-30
CENTRAL BANCORPORATION INC /TX
filed 1995-11-14
CIK 813764

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995; or

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

   The number of shares of common stock, $2.50 par value, outstanding at September 30, 1995 was 2,616,723 shares.

                         CENTRAL BANCORPORATION, INC.
                         ----------------------------

                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page No.
------------------------------                                          --------

  Item 1.      Financial Statements
  -------


  Consolidated Balance Sheets at September 30, 1995 (unaudited)
        and at December 31, 1994 (audited)                                  3


  Consolidated Statements of Earnings for the Three Months and Nine
        Months Ended September 30, 1995 and 1994 (unaudited)                4


  Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1995 and 1994 (unaudited)                       5


  Notes to Consolidated Financial Statements (unaudited)                    7


  Item 2.      Management's Discussion and Analysis of
  -------
               Financial Condition and Results of Operations                8


PART II - OTHER INFORMATION
---------------------------


  Item 1.      Legal Proceedings                                           23
  -------


  Item 2.      Change in Securities                                        23
  -------


  Item 3.      Defaults Upon Senior Securities                             23
  -------


  Item 4.      Submission of Matters to a Vote of Security Holders         23
  -------


  Item 5.      Other Information                                           23
  -------


  Item 6.      Exhibits and Reports on Form 8-K                            23
  -------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1995 (UNAUDITED) AND DECEMBER 31, 1994

Assets                                              1995               1994
------                                         -------------       ------------

Cash and due from banks                         $ 47,220,589         49,348,407
Interest-bearing deposits in other banks             176,362            267,925
Federal funds sold                                12,000,000         25,100,000
                                                ------------        -----------
  Total cash and cash equivalents                 59,396,951         74,716,332
                                                ------------        -----------
Investment securities                            498,050,538        504,687,973
Loans:
 Loans, net of unearned discount                 318,527,159        272,825,001
 Less allowance for loan losses                    4,419,572          3,871,653
                                                ------------        -----------
  Net loans                                      314,107,587        268,953,348
                                                ------------        -----------
Premises and equipment, net                       22,321,987         21,090,898
Accrued interest receivable                        8,160,461          7,028,363
Other real estate owned, net                         614,385            352,211
Excess of cost over net assets acquired,
 net of applicable amortization                      759,251            907,752
Federal income taxes receivable                            -            523,524
Deferred Federal income taxes                      2,171,896          3,626,813
Other assets                                       2,227,082          2,980,357
                                                ------------        -----------
                                                $907,810,138        884,867,571
                                                ============        ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
 Noninterest-bearing demand                     $154,401,036        140,459,818
 Interest-bearing demand                         307,350,810        252,959,937
 Savings                                          66,702,112         67,145,836
 Time, $100,000 and over                          56,953,672         53,383,374
 Other time                                      216,598,236        212,298,950
                                                ------------        -----------
  Total deposits                                 802,005,866        726,247,915
                                                ------------        -----------
Short-term borrowings                             30,329,126         89,598,888
Note payable                                       2,000,000            500,000
Dividends payable                                    261,672            261,672
Accrued interest payable                           2,316,989          1,982,687
Federal income taxes payable                         114,236                  -
Other liabilities                                  6,006,159         10,950,102
                                                ------------        -----------
   Total liabilities                             843,034,048        829,541,264
                                                ------------        -----------

Stockholders' equity:
 Common stock, $2.50 par value,
  5,000,000 shares authorized and 2,616,723
  shares issued                                    6,541,808          6,541,808
 Additional paid-in capital                       16,578,010         16,578,010
 Retained earnings                                42,341,316         36,104,018
 Unrealized loss on securities
  available-for-sale, net of
  deferred Federal income taxes                     (685,044)        (3,897,529)
                                                ------------        -----------
   Total stockholders' equity                     64,776,090         55,326,307
                                                ------------        -----------
                                                $907,810,138        884,867,571
                                                ============        ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF EARNINGS
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

                                              Three Months                Nine Months
                                           Ended September 30,        Ended September 30,
                                         -----------------------    ----------------------
                                             1995         1994         1995        1994
                                         -----------  ----------    ----------  ----------
Interest income:
 Interest and fees on loans              $ 7,148,044   5,550,305    20,086,958  15,628,752
 Interest on investment securities:
  Taxable securities                       6,413,696   6,455,265    20,382,508  17,419,234
  Tax-exempt securities                    1,197,320     645,356     3,011,325   1,910,392
 Interest on deposits in other banks           1,765       6,677         5,170      16,182
 Interest on Federal funds sold              212,616     164,911       895,295     394,652
                                         -----------  ----------    ----------  ----------
    Total interest income                 14,973,441  12,822,514    44,381,256  35,369,212
                                         -----------  ----------    ----------  ----------
Interest expense:
 Interest on interest-bearing
   demand deposits                         2,370,452   1,499,355     6,456,281   3,816,882
 Interest on savings deposits                381,016     408,462     1,093,756   1,203,613
 Interest on time deposits                 3,643,318   2,593,796    10,363,958   6,963,961
 Interest on short-term borrowings           418,104     675,958     2,699,291   1,322,045
 Interest on note payable                     41,514           -        90,660           -
                                         -----------  ----------    ----------  ----------
    Total interest expense                 6,854,404   5,177,571    20,703,946  13,306,501
                                         -----------  ----------    ----------  ----------
    Net interest income                    8,119,037   7,644,943    23,677,310  22,062,711
 Provision for loan losses                   225,000     250,000       675,000     250,000
                                         -----------  ----------    ----------  ----------
   Net interest income after
     provision for loan losses             7,894,037   7,394,943    23,002,310  21,812,711
                                         -----------  ----------    ----------  ----------
Noninterest income:
 Service charges and fees                  2,430,161   2,108,007     6,940,366   6,147,600
 Gains on sales of investment
     securities                                    -           -       133,176           -
 Other income                                284,918     251,154       705,010     577,955
                                         -----------  ----------    ----------  ----------
    Total noninterest income               2,715,079   2,359,161     7,778,552   6,725,555
                                         -----------  ----------    ----------  ----------
Noninterest expenses:
 Salaries and employee benefits            4,091,142   3,898,179    12,133,468  11,449,458
 Net occupancy expense                       710,795     587,468     2,107,016   2,004,199
 Equipment and data processing expense       835,534     738,291     2,423,338   2,091,655
 Communication expense                       334,650     343,436     1,012,111   1,004,071
 Other real estate owned expense
     (income), net                           (19,015)     45,978       (70,676)     (9,859)
 Federal deposit insurance fees, net         (38,138)    378,465       758,062   1,127,283
 Legal and professional                      285,618     221,391       760,111     665,081
 Stationery and supplies                     187,006     177,660       646,346     609,757
 Marketing expense                           204,646     215,128       637,184     606,539
 Other operating expense                     428,790     378,784     1,265,588   1,193,518
                                         -----------  ----------    ----------  ----------
    Total noninterest expenses             7,021,028   6,984,780    21,672,548  20,741,602
                                         -----------  ----------    ----------  ----------

    Income before Federal income taxes     3,588,088   2,769,324     9,108,314   7,796,664
Provision for Federal income taxes           829,000     722,000     2,086,000   1,991,000
                                         -----------  ----------    ----------  ----------
    Net income                           $ 2,759,088   2,047,324     7,022,314   5,805,664
                                         ===========  ==========    ==========  ==========

   Net income per share                        $1.05         .78          2.68        2.22
                                         ===========  ==========    ==========  ==========
Weighted average number of
     shares outstanding                    2,616,723   2,616,723     2,616,723   2,616,723
                                         ===========  ==========    ==========  ==========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994 (UNAUDITED)

                                                              1995           1994
                                                          -------------  -------------

Cash flows from operating activities:
 Net income                                               $  7,022,314      5,805,664
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses and losses
    on other real estate owned                                 707,489        248,716
   Depreciation                                              2,009,629      1,758,475
   Amortization of intangibles                                 148,501        137,993
   Premium amortization and discount accretion                 554,919      1,597,653
   Net gain on sales of other real estate owned               (135,109)       (33,103)
   Net gain on sales of premises and equipment                  (7,948)        (3,874)
   Gains on sales of investment securities                    (133,176)             -
   Deferred Federal income taxes, net                         (200,000)       180,000
   Changes in operating assets and liabilities:
    Decrease (increase) in accrued interest receivable      (1,132,098)        59,237
    Decrease in Federal income taxes receivable                523,524        112,360
    Decrease in other assets                                   753,275        159,942
    Increase in Federal income taxes payable                   114,236              -
    Increase in accrued interest payable                       334,302        284,427
    Decrease (increase) in other liabilities                (4,943,943)        22,416
                                                          ------------   ------------
        Net cash provided by
        operating activities                                 5,615,915     10,329,906
                                                          ------------   ------------
Cash flows from investing activities:
 Cash and cash equivalents paid in acquisitions                      -     (1,679,778)
 Proceeds from sales of investment securities
  available-for-sale                                        30,228,601              -
 Proceeds from maturities and principal reductions
  of investment securities held-to-maturity                 35,688,732     37,575,409
 Proceeds from maturities and principal reductions
  of investment securities available-for-sale               21,553,475     84,824,374
 Purchases of investment securities held-to-maturity       (47,509,933)  (117,411,568)
 Purchases of investment securities available-for-sale     (29,177,781)   (84,895,275)
 Net increase in loans                                     (46,481,261)   (30,349,481)
 Proceeds from sales of premises and equipment                   9,342         15,909
 Purchases of premises and equipment                        (3,242,112)    (4,188,446)
 Proceeds from sales of other real estate owned                792,468        240,897
                                                          ------------   ------------
        Net cash used in
        investing activities                               (38,138,469)  (115,867,959)
                                                          ------------   ------------

                                                                     (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                        1995          1994
                                                    ------------  ------------

Cash flows from financing activities:
 Net increase in demand deposits
   and savings accounts                             $ 67,888,367    27,048,264
 Net increase in time deposits                         7,869,584    10,099,986
 Proceeds from note payable                            1,500,000             -
 Net increase (decrease) in other borrowings         (59,269,762)   67,989,183
 Dividends paid                                         (785,016)     (706,515)
                                                    ------------   -----------

     Net cash provided by
      financing activities                            17,203,173   104,430,918
                                                    ------------   -----------

Net decrease in cash and cash equivalents            (15,319,381)   (1,107,135)

Cash and cash equivalents at beginning of period      74,716,332    64,182,656
                                                    ------------   -----------

Cash and cash equivalents at end of period          $ 59,396,951    63,075,521
                                                    ============   ===========

Supplemental Cash Flow Information:
----------------------------------

Cash paid for interest                              $ 20,369,644    13,022,074

Cash paid for Federal income taxes                  $  1,650,000     1,700,000

Loans transferred to other real estate owned        $    952,022       134,710

Proceeds from sales of other real estate owned
 financed through loans                             $          -        83,399

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

(2)  Acquisition Agreement
     ---------------------

     On November 13, 1995, the Corporation announced that they had entered into an agreement and plan of reorganization to acquire First American Savings Bank (First American). The transaction, subject to regulatory approval, is anticipated to close before the end of the first quarter of 1996.

     The transaction is anticipated to increase total consolidated assets of the Corporation by approximately $150 million at the date of closure. The acquisition will be accounted for as a purchase with, to the extent possible, the assets and liabilities of First American recorded at their fair market values as of the purchase date.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------



ACQUISITION AGREEMENT

     As discussed in note 2 in Notes to Consolidated Financial Statements, on November 13, 1995, the Corporation announced that they had entered into an agreement and plan of reorganization to acquire First American Savings Bank (First American). The transaction, subject to regulatory approval, is anticipated to close before the end of the first quarter of 1996.

     The transaction is anticipated to increase total consolidated assets of the Corporation by approximately $150 million at the date of closure. The acquisition will be accounted for as a purchase with, to the extent possible, the assets and liabilities of First American recorded at their fair market values as of the purchase date.

     The acquisition is expected to improve the Corporation's market share, particularly in Northeast Tarrant County, provide real estate development and interim construction lending expertise and enhance the Corporation's mortgage servicing operation.


ANALYSIS OF EARNINGS

     Net income for the third quarter of 1995 was $2,759,088 or $1.05 per share compared to $2,047,324 or $.78 per share for the third quarter of 1994. For the nine months ended September 30, 1995, net income was $7,022,314 or $2.68 per share, compared with net income of $5,805,664 or $2.22 per share for the same period in 1994. Per share amounts are based on average shares outstanding of 2,616,723.

     The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.


Net Interest Income

     Net interest income on a taxable equivalent basis for the third quarter of 1995 increased $829,000 or 10.30%, compared to the same period in 1994. For the nine months ended September 30, 1995, net interest income on a taxable equivalent basis increased $2,375,000 or 10.23% compared to the same period in 1994. The increase in net interest income is primarily attributable to the higher level of earning assets, as the Corporation's net interest spread declined 17 basis points from the third quarter of 1994. The increase in earning assets was the result of investing funds provided by growth in deposits. Yields on earning assets and rates on interest-bearing liabilities for the third quarter of 1995 increased from the same period last year. The net interest spread on a taxable equivalent basis decreased to 3.59% for the third quarter of 1995 from 3.76% for the comparable period in 1994 and the net interest margin on taxable equivalent basis increased to 4.29% for the third quarter of 1995 from 4.27% for the same period in 1994.

     The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters ended September 30, 1995 and 1994.



                                ANALYSIS OF CHANGES IN NET INTEREST MARGIN
                             (Dollars in Thousands - Taxable Equivalent Basis)

3rd Qtr 1995 vs. 3rd Qtr 1994
-------------------------------

                                                Due to          Due to     Changes
                                    Net         Changes        Changes    in Rates/
                                 Increase      In Volume       In Rates    Volume
                                 --------      ---------       --------   ---------

Earning assets                     $2,506         $1,291         $1,108        $108
Interest-bearing
 liabilities                        1,677            370          1,220          87
                                   ------         ------         ------        ----

Net interest margin before
 allocation of
 rates/volume                         829            920           (112)         21
Allocation of
 rates/volume                           -             24             (3)        (21)
                                   ------         ------         ------        ----

Net interest margin                $  829         $  944         $ (115)       $  -
                                   ======         ======         ======        ====

YTD 1995 vs. YTD 1994
---------------------
                                                Due to          Due to     Changes
                                    Net         Changes        Changes    in Rates/
                                 Increase      In Volume       In Rates    Volume
                                 --------      ---------       --------   ---------

Earning assets                     $9,773         $5,143         $4,059         572
Interest-bearing
 liabilities                        7,398          1,808          4,922         669
                                   ------         ------         ------        ----

Net interest margin before
 allocation of
 rates/volume                       2,375          3,335           (863)        (97)
Allocation of
 rates/volume                           -           (131)            34          97
                                   ------         ------         ------        ----

Net interest margin                $2,375         $3,204         $ (829)       $  -
                                   ======         ======         ======        ====

Noninterest Income

     Noninterest income increased $355,918 or 15.09% for the third quarter of 1995 from the same period last year. For the nine months ended September 30,1995, noninterest income increased $1,052,997 or 15.66%. Increased levels of noninterest income are primarily attributable to increases in service charge income resulting from the increased customer deposit base and increases in rates charged for certain services. The following table summarizes the major categories of noninterest income for the nine months ended September 30, 1995 and 1994 (dollars in thousands).

                                               Nine Months
                                           Ended September 30,     $        %
                                           -------------------
                                             1995       1994    Change   Change
                                           ---------  --------  -------  -------

Service charges and fees                      $5,805    $5,313  $  492      9.3%
Investment services income                       397       380      17      4.5
Trust fees                                       654       455     199     43.7
Mortgage services income                         544       319     225     70.5
Gains on sales of investment securities          133         -     133        -
Other income                                     245       259     (14)    (5.4)
                                              ------    ------  ------     ----
  Total noninterest income                    $7,778    $6,726  $1,052     15.6%
                                              ======    ======  ======     ====

Noninterest Expenses

     Noninterest expenses were $7,021,028 for the third quarter of 1995 compared to $6,984,780 for the third quarter of 1994, an increase of $36,248 or .52%. For the nine months ended September 30,1995 and 1994, noninterest expenses were $21,672,548 and $20,741,602, respectively, an increase of 4.49%. The following table summarizes the major categories of noninterest expense for the nine months ended September 30, 1995 and 1994 (dollars in thousands).

                                                Nine Months
                                              Ended September 30,      $        %
                                             ---------------------
                                                1995       1994     Change   Change
                                             ----------  ---------  -------  -------

Salaries and employee benefits                 $12,134    $11,449    $ 685      6.0%
Net occupancy expense                            2,107      2,004      103      5.1
Equipment and data processing expense            2,423      2,092      331     15.8
Communication expense                            1,012      1,004        8       .8
Other real estate owned expense (income), net      (71)       (10)     (61)  (610.0)
Federal deposit insurance fees                     758      1,127     (369)   (32.7)
Legal and professional                             760        665       95     14.3
Stationery and supplies                            647        610       37      6.1
Marketing expense                                  637        607       30      4.9
Other operating expenses                         1,265      1,194       71      5.9
                                               -------    -------    -----   ------
  Total noninterest expenses                   $21,672    $20,742    $ 930      4.5%
                                               =======    =======    =====   ======

     Salaries and employee benefits for the nine months ended September 30, 1995, increased $684,010 or 6.0% over the same period in 1994 due to normal compensation increases and expanded banking operations.

     Equipment and data processing expense increased $331,683 or 15.8% compared to the same period in 1994. The increase is primarily attributable to depreciation expense on new equipment and new furniture for new and remodeled banking centers.

     Federal deposit insurance fees decreased $369,221 or 32.7% over the same period in 1994. The decrease is attributable to the reduction of the FDIC insurance premium and the resulting refund of premium paid for June 1995 through September 1995.

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

     As of September 30, 1995 the Corporation has a deferred tax asset in the amount of $2,171,896. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses, the allowance for losses on other real estate owned, and unrealized loss on securities available-for-sale, approximating $6,100,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of September 30, 1995 and December 31, 1994.

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

                                                  Three Months            Nine Months        Year Ended
                                               Ended September 30,    Ended September 30,   December 31,
                                              ---------------------  ---------------------  -------------
                                                 1995       1994        1995       1994         1994
                                              ----------  ---------  ----------  ---------  -------------

Balance at beginning of period                 $  4,218   $  3,505    $  3,872   $  4,072       $  4,072
                                               --------   --------    --------   --------       --------

Charge-offs:
  Commercial and financial loans                    118        228         224        880            913
  Real estate loans                                  23          3         384        226            230
  Installment loans                                  85        119         180        244            335
                                               --------   --------    --------   --------       --------
   Total                                            226        350         788      1,350          1,478
                                               --------   --------    --------   --------       --------

Recoveries:
  Commercial and financial loans                    125        105         394        301            419
  Real estate loans                                  32         13         149        184            241
  Installment loans                                  46         38         118        104            118
                                               --------   --------    --------   --------       --------
   Total                                            203        156         661        589            778
                                               --------   --------    --------   --------       --------

Net charge-offs (recoveries):
  Commercial and financial loans                     (7)       123        (170)       579            494
  Real estate loans                                  (9)       (10)        235         42            (11)
  Installment loans                                  39         81          62        140            217
                                               --------   --------    --------   --------       --------
   Total                                             23        194         127        761            700
                                               --------   --------    --------   --------       --------

Provision charged to earnings                       225        250         675        250            500
                                               --------   --------    --------   --------       --------
Balance at end of period                       $  4,420   $  3,561    $  4,420   $  3,561       $  3,872
                                               ========   ========    ========   ========       ========

Amount of outstanding loans at
  end of period                                $318,527   $266,521    $318,527   $266,521       $272,825
                                               ========   ========    ========   ========       ========

Average amount of loans outstanding
  Commercial and financial loans               $117,017   $ 86,666    $105,469   $ 80,200       $ 82,714
  Real estate loans                             177,316    156,931     171,955    152,218        154,599
  Installment loans                              17,490     14,769      16,970     15,216         15,365
                                               --------   --------    --------   --------       --------
   Total                                       $311,823   $258,366    $294,394   $247,634       $252,678
                                               ========   ========    ========   ========       ========

Ratios:
Annualized net charge-offs (recoveries) to
  average loans:
  Commercial and financial loans                                         (.21)%       .97%          0.60%
  Real estate loans                                                        .18        .04          (0.01)
  Installment loans                                                        .49       1.23           1.41
                                                                      --------   --------       --------
   Total                                                                   .06%       .41%          0.28%
                                                                      ========   ========       ========

Balance in allowance at end of
  period to outstanding loans
  at end of period                                                        1.39%      1.34%          1.42%
                                                                      ========   ========       ========

     At September 30, 1995, the allowance for loan losses was $4.420 million, or 1.39% of period end loans, compared to $3.872 million and 1.42% at December 31, 1994 and $3.561 million or 1.34% at September 30, 1994.

     The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                     September 30, 1995  December 31, 1994
                                     ------------------  -----------------
Specific reserves by category:
 Commercial and financial loans            $  268             $  427
 Real estate loans                            880              1,180
 Installment loans                             59                103
 Unallocated reserves                       3,213              2,162
                                           ------             ------
  Total allowance for loan losses          $4,420             $3,872
                                           ======             ======

     Net charge-offs for the quarter ended September 30, 1995 were $23,000 compared to net charge-offs of $194,000 in the third quarter of 1994. For the nine months ended September 30, 1995, net charge-offs were $127,000 compared to $761,000 for the same period in 1994.

     For the quarter ended September 30, 1995, a provision for loan losses of $225,000 was charged to earnings. In the third quarter of 1994, a provision for loan losses of $250,000 was charged to earnings.

     Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at September 30, 1995 totaled $2.484 million, a 36.49% decrease from the $3.911 million reported at December 31, 1994 and a decrease of $924,000 or 27.11% compared to September 30, 1994 totals. The decrease in nonperforming assets from September 30, 1994 to September 30, 1995 is primarily attributable to decreases in nonaccrual loans.

     The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).

                       September 30,  June 31,  March 31,  December 30,  September 30,
                           1995         1995      1995         1994          1994
                       -------------  --------  ---------  ------------  -------------

Nonaccrual loans              $1,642    $1,985     $2,986        $3,339         $2,941
Other real estate
 owned, net                      614       939         89           352            224
Restructured loans               228       231        235           220            243
                              ------    ------     ------        ------         ------
Total nonperforming
 assets                       $2,484    $3,155     $3,310        $3,911         $3,408
                              ======    ======     ======        ======         ======

Loans over 90 days
past due but not
  on nonaccrual               $  233    $  112     $    -        $   48         $   88
                              ======    ======     ======        ======         ======

     The Corporation's problem loan monitoring program examines on a monthly basis the status and specific action plan for resolution or liquidation of all major nonperforming assets.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 114 ("Statement No. 114"), "Accounting by Creditors for Impairment of a Loan" and Statement of Financial Accounting Standards No. 118 ("Statement No. 118"), "Accounting by Creditors for Impairment of a Loan -Income Recognition and Disclosures." Both statements are effective for fiscal years beginning after December 15, 1994 and have been applied on a prospective basis. Statement No. 114 requires that impaired loans within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Impairment shall be recognized by creating a valuation allowance with a corresponding charge to the provision for loan losses. Statement No. 118 amends Statement No. 114 and allows the use of existing methods for recognizing interest income on impaired loans. The effect of adopting these statements is not considered material.

BALANCE SHEET ANALYSIS

Loans

     The following schedule presents the Corporation's loan balances at the dates indicated according to loan type.

                             DISTRIBUTION OF LOANS
                            (Dollars in Thousands)

                            September 30, 1995   December 31, 1994
                            -------------------  ------------------
Commercial and financial              $119,955            $ 92,992
Real Estate:
 Construction                            7,827               3,355
 Mortgage                              174,808             162,130
Installment                             18,181              16,395
Overdrafts                                 141                 151
                                      --------            --------
 Total loans                           320,912             275,023
Less unearned discount                  (2,385)             (2,198)
                                      --------            --------
  Total loans, net
   of unearned discount               $318,527            $272,825
                                      ========            ========

     Net loans increased by $45.155 million or 16.8% from December 31, 1994. The growth is primarily from commercial loans and from new and refinanced real estate mortgages, and has resulted from an improved economy and a continued focus on developing new commercial lending customer relationships.


Deposits

     The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).

                              Nine Months Ended   Twelve Months Ended
                              September 30, 1995   December 31, 1994
                              ------------------  -------------------

Noninterest-bearing demand              $139,304             $130,532
Interest-bearing demand                  278,347              234,293
Savings                                   65,041               71,787
Time, $100,000 and over                   54,758               49,063
Other time                               218,466              208,079
                                        --------             --------

 Total deposits                         $755,916             $693,754
                                        ========             ========

     Total average deposits increased $62.162 million or 9.0% from the average for the year ended December 31, 1994. Time deposits have increased due to higher interest rates. Money market accounts, included in interest-bearing demand deposits in the table above, continue to grow as the rates on these products are competitive with those offered for similar investment alternatives.

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

     Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of September 30, 1995.

     The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of September 30, 1995 (dollars in thousands).

                                                              Gross      Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  -----------  -------
Available-for-sale
----------------------------------
U. S. Treasury                       $102,826         622        (594)  102,854
U. S. Government agencies              26,050         236         (70)   26,216
FHLB stock                              2,792           -           -     2,792
Mortgage-backed securities             12,974          11         (70)   12,915
                                     --------       -----      ------   -------

                                     $144,642         869        (734)  144,777
                                     ========       =====      ======   =======

Held-to-maturity
----------------------------------
U.S. Treasury                        $  5,038          24           -     5,062
State and political subdivisions       94,081       3,666        (116)   97,631
Mortgage-backed securities            254,154         804      (4,697)  250,261
                                     --------       -----      ------   -------

                                     $353,273       4,494      (4,813)  352,954
                                     ========       =====      ======   =======

     The following schedule presents the total book value and fair value of the investment securities as of December 31, 1994 (dollars in thousands).

                                                              Gross      Gross
                                    Amortized  Unrealized  Unrealized    Fair
                                      Cost       Gains       Losses      Value
                                    ---------  ----------  -----------  -------
Available-for-sale
----------------------------------
U. S. Treasury                       $ 97,312          14      (2,827)   94,499
U. S. Government agencies              22,407          37        (554)   21,890
FHLB stock                              3,482           -           -     3,482
Mortgage-backed securities             44,483           -      (1,245)   43,238
                                     --------         ---     -------   -------

                                     $167,684          51      (4,626)  163,109
                                     ========         ===     =======   =======

Held-to-maturity
----------------------------------
U.S. Treasury                        $  5,064           -        (108)    4,956
U.S. Government agencies                5,527           -        (189)    5,338
State and political subdivisions       53,374         801      (1,196)   52,979
Mortgage-backed securities            277,614          36     (16,784)  260,866
                                     --------         ---     -------   -------

                                     $341,579         837     (18,277)  324,139
                                     ========         ===     =======   =======


Short-term Borrowings

     In May 1994, the Corporation began borrowing by offering repurchase agreements to customers. As of September 30, 1995, through this funding source, the Corporation has $27,652,931 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on September 30, 1995 was 4.97%. These agreement were collateralized by U.S. Government securities with a market value of $38,409,980 as of September 30, 1995.

     In January 1994, the Corporation initiated a process whereby funds were borrowed from the Federal Home Loan Bank through securities sold under agreement to repurchase. As of December 31, 1994, the Corporation had borrowed $50,000,000 under this arrangement. As of September 30, 1995 the $50,000,000 has been paid and there are no outstanding borrowings with the Federal Home Loan Bank.

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

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of September 30, 1995.

           INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1995
                            (Dollars in Thousands)

                                                                                    Repriced
                                                              Due in                After One
                                      Due in      Due in     91 Days      Total      Year or
                                     30 Days     31 to 90       to         Rate     Non-Rate
                                     or Less       Days      One Year   Sensitive   Sensitive   Total
                                    ----------  ----------  ----------  ----------  ---------  --------
Earning assets:
Loans                               $  86,506   $  12,216   $  81,564   $ 180,286    $138,241  $318,527
Interest-bearing deposits
 in other banks                           176           -           -         176           -       176
Federal funds sold                     12,000           -           -      12,000           -    12,000
Investment securities:
 Taxable                               44,887       9,713      61,838     116,438     284,739   401,177
 Tax-exempt                                 -           -       3,273       3,273      90,808    94,081
                                    ---------   ---------   ---------   ---------    --------  --------
   Total investment securities         44,887       9,713      65,111     119,711     375,547   495,258
                                    ---------   ---------   ---------   ---------    --------  --------
   Total earning assets               143,569      21,929     146,675     312,173     513,788   825,961
                                    ---------   ---------   ---------   ---------    --------  --------
Interest-bearing liabilities:
Interest-bearing demand               307,351           -           -     307,351           -   307,351
Savings                                66,702           -           -      66,702           -    66,702
Time deposits (less than) $100,000     25,166      21,626      80,690     127,482      89,116   216,598
Time deposits (greater than) $100,000   5,136       6,776      23,190      35,102      21,852    56,954
Other borrowings                       30,329           -       2,000      32,329           -    32,329
                                    ---------   ---------   ---------   ---------    --------  --------
   Total interest-bearing
    liabilities                       434,684      28,402     105,880     568,966     110,968   679,934
                                    ---------   ---------   ---------   ---------    --------  --------

Interest sensitivity gap            $(291,115)  $  (6,473)  $  40,795   $(256,793)   $402,820  $146,027
                                    =========   =========   =========   =========    ========  ========

Cumulative gap                      $(291,115)  $(297,588)  $(256,793)
                                    =========   =========   =========

Relationship of gap to
total earning assets                   (35.2)%     (36.0)%     (31.1)%
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

     The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                       September 30,  December 31,
                                            1995         1994
                                       -------------  ------------
Tier 1 (Core Capital)
 Stockholders' equity                    $ 64,776       $ 55,326
 Plus: Unrealized loss on securities
  available-for-sale                          685          3,898
 Less: Excess cost over
  net assets acquired                        (759)          (908)
                                         --------       --------
   Total Tier 1 Capital                    64,702         58,316
                                         --------       --------
Tier 2 (Supplementary Capital)
 Eligible portion of allowance
  for loan losses                           4,420          3,872
                                         --------       --------

Total risk-based capital                 $ 69,122       $ 62,188
                                         ========       ========
Total risk-weighted assets               $410,137       $370,252
                                         ========       ========
Tier 1 capital ratio                        15.78%         15.75%
Total risk-based capital ratio              16.85%         16.80%
                                         ========       ========
Leverage capital ratio                       7.29%          7.22%
                                         ========       ========

     The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. The Texas State Banking Department issued a 6% minimum leverage capital ratio standard for all state banks during 1991.

Dividends

     The subsidiary bank is subject to various restrictions imposed by the Texas Banking Code relating to the declaration and payment of dividends to the Corporation, including continued capital adequacy. The Corporation believes that the policies and procedures currently in place comply with regulatory requirements.

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

                                           (Unaudited)              (Unaudited)
                                           Three Months             Nine Months
                                        Ended September 30,      Ended September 30,
                                        -------------------      -------------------
Assets                                    1995       1994          1995       1994
------                                  -------    --------      --------   --------

Earning assets:
 Loans                                  $311,823   $258,366      $294,394   $247,634
 Interest-bearing deposits in banks          265        492           249        615
 Federal funds sold                       14,312     14,739        19,954     14,017
 Investment securities:
  Taxable                                407,395    431,953       428,601    409,660
  Tax-exempt                              86,891     42,161        70,277     41,150
                                        --------   --------      --------   --------
   Total investment securities           494,286    474,114       498,878    450,810
                                        --------   --------      --------   --------
   Total earning assets                  820,686    747,711       813,475    713,076
Cash and due from banks                   42,235     40,337        41,632     40,367
Other real estate                            793        253           525        290
Other assets                              37,049     35,672        36,744     36,741
Less allowance for possible loan losses   (4,329)    (3,613)       (4,075)    (3,956)
                                        --------   --------      --------   --------
Total assets                            $896,434   $820,360      $888,301   $786,518
                                        ========   ========      ========   ========

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
 Deposits                               $642,183   $570,919      $616,612   $556,917
 Other borrowings                         33,666     59,820        65,357     43,482
                                        --------   --------      --------   --------
  Total interest-bearing liabilities     675,849    630,739       681,969    600,399
                                        --------   --------      --------   --------
Noninterest-bearing demand deposits      149,299    131,425       139,304    128,197
Other liabilities                          7,773      4,037         6,641      3,586
Stockholders' equity                      63,513     54,159        60,387     54,336
                                        --------   --------      --------   --------
Total liabilities and stockholders'
  equity                                $896,434   $820,360      $888,301   $786,518
                                        ========   ========      ========   ========

                 CENTRAL BANCORPORATION, INC AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
            CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)



                                                    (Unaudited)              (Unaudited)
                                                    Three Months             Nine Months
                                                 Ended September 30,      Ended September 30,
                                                 -------------------      -------------------
                                                   1995       1994          1995        1994
                                                 --------   --------      --------    --------

Interest income:
 Interest and fees on loans (1)                  $ 7,290    $ 5,622       $20,454     $15,802
 Interest on investment securities:
  Taxable securities                               6,414      6,455        20,383      17,419
  Tax-exempt (1)                                   1,814        978         4,563       2,895
 Interest on deposits in other banks                   2          7             5          16
 Interest on federal funds sold                      213        165           895         395
                                                 -------    -------       -------     -------
   Total interest income                          15,733     13,227        46,300      36,527
                                                 -------    -------       -------     -------

Interest expense:
 Interest on interest-bearing demand deposits      2,370      1,499         6,456       3,817
 Interest on savings deposits                        381        408         1,094       1,203
 Interest on time deposits                         3,643      2,594        10,364       6,964
 Interest on other borrowings                        460        676         2,790       1,322
                                                 -------    -------       -------     -------
   Total interest expense                          6,854      5,177        20,704      13,306
                                                 -------    -------       -------     -------
   Net interest income                             8,879      8,050        25,596      23,221
Provision for possible loan losses                   225        250           675         250
                                                 -------    -------       -------     -------
   Net interest income after provision
    for possible loan losses                       8,654      7,800        24,921      22,971
                                                 -------    -------       -------     -------

Other income:
 Service charges and fees                          2,430      2,108         6,940       6,148
 Gains on sales of investment securities               -          -           133           -
 Other income                                        285        251           705         578
                                                 -------    -------       -------     -------
   Total other income                              2,715      2,359         7,778       6,726
                                                 -------    -------       -------     -------

Other expenses:
 Salaries and employee benefits                    4,091      3,898        12,134      11,449
 Net occupancy expense                               711        587         2,107       2,004
 Equipment and data processing expense               836        738         2,423       2,092
 Communications expense                              335        344         1,012       1,004
 Other real estate owned expense, net                (19)        46           (71)        (10)
 Federal deposit insurance fees                      (38)       379           758       1,127
 Legal and professional                              285        221           760         665
 Stationery and supplies                             187        178           647         610
 Marketing expense                                   205        215           637         607
 Other operating expenses                            429        379         1,265       1,194
                                                 -------    -------       -------     -------
   Total other expenses                            7,022      6,985        21,672      20,742
                                                 -------    -------       -------     -------
   Income before Federal income taxes              4,347      3,174        11,027       8,955
                                                 -------    -------       -------     -------
Tax equivalent adjustment                            759        405         1,919       1,158
                                                 -------    -------       -------     -------
   Income before Federal income taxes              3,588      2,769         9,108       7,797
                                                 -------    -------       -------     -------
Provision for Federal income taxes                   829        722         2,086       1,991
                                                 -------    -------       -------     -------
   Net income                                    $ 2,759    $ 2,047       $ 7,022     $ 5,806
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

                                              (Unaudited)           (Unaudited)
                                             Three Months           Nine Months
                                          Ended September 30,    Ended September 30,
                                          -------------------    -------------------
                                           1995         1994      1995         1994
                                          ------       ------    ------       ------

Yields on earning assets:
 Loans (1)                                  9.28%        8.63%     9.29%        8.53%
 Interest-bearing deposits
  in other banks                            2.99         5.64      2.68         3.48
 Federal funds sold                         5.90         4.44      6.00         3.77
 Investment securities:
  Taxable                                   6.25         5.93      6.36         5.68
  Tax-exempt (1)                            8.28         9.20      8.68         9.41
                                           -----        -----     -----        -----
   Total investment securities              6.60         6.22      6.69         6.02
                                           -----        -----     -----        -----
   Total earning assets                     7.61%        7.02%     7.61%        6.85%
                                           -----        -----     -----        -----

Rates on interest-bearing liabilities:
 Deposits                                   3.95%        3.13%     3.88%        2.88%
 Other borrowings                           5.42         4.48      5.71         4.06
                                           -----        -----     -----        -----
   Total interest-bearing liabilities       4.02%        3.26%     4.06%        2.96%
                                           -----        -----     -----        -----

Net interest spread                         3.59%        3.76%     3.55%        3.89%
                                           =====        =====     =====        =====

Net interest margin                         4.29%        4.27%     4.21%        4.35%
                                           =====        =====     =====        =====

Selected ratios:
 Net income as a percent of:
  Average total assets                      1.22%         .99%     1.06%         .99%
                                           =====        =====     =====        =====

  Average stockholders' equity             17.23%       15.00%    15.55%       14.29%
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

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

       (a)  Exhibits
            --------

       (10(a)) Amendment Three to Retirement Plan for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1989 and Amendment One to Retirement Trust for Employees of Texas Security Bancshares, Inc. and Affiliates as Amended and Restated effective January 1, 1993*

       (11) Computation of Earnings Per Common Share*

       (27) Financial Data Schedule*

  ______

       *Filed herewith.

       (b)  Reports on Form 8-K
            -------------------

       No report of Form 8-K was filed by the registrant during the quarter ended September 30, 1995.

                                  SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                   CENTRAL BANCORPORATION, INC.
                                ----------------------------------
                                           Registrant


DATE:  November 14, 1995    By:           /s/ J. Andy Thompson
                               -------------------------------------------------
                                  J. Andy Thompson, Chairman of the Board
                                       and Chief Executive Officer



DATE:  November 14, 1995    By:          /s/ Michael J. Tyler
                               -------------------------------------------------
                                  Michael J. Tyler, Senior Vice President
                                       and Chief Financial Officer