Form 10-K
period 1995-12-31
CENTRAL BANCORPORATION INC /TX
filed 1996-04-01
CIK 813764

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended December 31, 1995 -- Commission File Number 0-15732; OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Transition Period
     from                 to                .
          ---------------    ---------------

                          Central Bancorporation, Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Texas                                75-1653291
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
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was authorized to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the shares of common stock, $2.50 par value, held by non-affiliates of the registrant at February 29, 1996 was $20,480,434.

     The number of shares of common stock, $2.50 par value, outstanding at February 29, 1996 was 2,616,723 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Portions of Registrant's Proxy Statement dated March 7, 1996, filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 for the 1996 Annual Meeting of Shareholders of Central Bancorporation, Inc., are incorporated by reference into Part III.

                                     PART I

  ITEM 1.  BUSINESS.

       The Corporation.  Central Bancorporation, Inc. (the "Corporation"), a
       ---------------
  corporation incorporated under the laws of the state of Texas in 1979, is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). The Corporation owns, indirectly, through a wholly-owned subsidiary, all of the issued and outstanding shares of capital stock of one state banking corporation, Central Bank & Trust, Fort Worth, Texas (the "Subsidiary Bank").

       At December 31, 1995 the Corporation had consolidated total assets of $926,633,767, consolidated total loans of $331,146,028, consolidated total deposits of $804,499,829 and consolidated total stockholders' equity of $67,328,911.

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

       The Subsidiary Bank.  The Subsidiary Bank was founded in 1947 and is
       -------------------
  currently in its 49th year of operation. The services offered by the Subsidiary Bank are generally those offered by commercial banks of comparable size in their respective areas. Some of the major services are described below.

            Commercial Banking. The Subsidiary Bank provides general commercial banking services for corporate and other business clients located in Tarrant, Dallas and Johnson counties, Texas. Loans are made for a wide variety of purposes, including interim construction and mortgage financing on real estate and financing of equipment and inventories.

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

Certain information with respect to the Subsidiary Bank as of December 31, 1995 is set forth in the following table.


                      As of December 31, 1995
- -----------------------------------------------------------
                                                  Stock-
       Total           Total         Total       holders'
       Assets          Loans        Deposits      Equity
      -------         ------        --------     -------
  $925,888,015     $331,146,028  $804,909,959  $69,850,292


       Acquisitions.  During the past five years the Subsidiary Bank has
       ------------
  successfully completed numerous bank acquisitions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisitions."

            As a result of such acquisitions and the merger of the Subsidiary Bank and North Fort Worth Bank, the Subsidiary Bank now operates twenty (20) full service branch banking facilities in Tarrant, Dallas and Johnson counties, Texas.

       Competition.  There is significant competition among bank holding
       -----------
  companies in Tarrant, Dallas and Johnson counties, Texas and the Corporation believes that such competition among bank holding companies will continue to increase in the future.

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

       Employees.  As of December 31, 1995 the Corporation and the Subsidiary
       ---------
  Bank collectively had a total of 436 full-time employees and 86 part-time employees.

       Supervision and Regulation.
       --------------------------

            General. The Corporation and the Subsidiary Bank are subject to the generally applicable state and federal laws governing businesses and employers. The Corporation and the Subsidiary Bank are further extensively regulated by special state and federal laws and regulations applicable only to financial institutions and their parent companies. Virtually all aspects of the Corporation's and Subsidiary Bank's operations are subject to specific requirements or restrictions and general regulatory oversight, from laws regulating consumer finance transactions, such as the Truth in Lending Act, the Home Mortgage Disclosure Act and the Equal Credit Opportunity Act, to laws regulating collections and confidentiality, such as the Fair Debt Collection Practices Act, the Fair Credit Reporting Act and the Right to Financial Privacy Act. With few exceptions, state and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, rather than the specific protection of shareholders of the Corporation.

            To the extent that the following discussion describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. Any change in applicable laws, regulations or policies of various regulatory authorities may have a material effect on the business, operations and prospects of the Corporation and the Subsidiary Bank. The Corporation is unable to predict the nature or the extent of the effects on its business or earnings that fiscal or monetary policies, economic control or new federal or state legislation may have in the future.

            Federal Bank Holding Company Regulation. The Corporation is a bank holding company within the meaning of the BHC Act, and as such is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The Corporation is required to file reports with the FRB, and to furnish such other information as the FRB may require pursuant to the BHC Act, and to subject itself to examination by the FRB. The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the FRB. The FRB is also empowered to assess civil monetary penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of non-banking activities of non-bank subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Certain violations may also result in criminal penalties.

            The FRB takes the position that a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the FRB's position that, in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the FRB to be an unsafe and unsound banking practice or a violation of the FRB regulations, or both. This doctrine has become known as the "source of strength" doctrine. In addition, statutory changes in the Federal Deposit Insurance Act (the "FDIA") made by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") now require the holding company parent of an undercapitalized bank to guarantee, up to certain limits, the bank's compliance with a capital restoration plan approved by the bank's primary federal supervisory agency.

            The BHC Act and the Change in Bank Control Act, together with regulations promulgated by the FRB, require that, depending on the particular circumstances, either FRB approval must be obtained or notice must be furnished to the FRB and not disapproved prior to any person or company acquiring "control" of a bank holding company, such as the Corporation, subject to certain exemptions for certain transactions. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person acquires 10% or more but less than 25% of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934, as amended, or no other person will own a greater percentage of that class of voting securities immediately after the transaction. The regulations provide a procedure for challenge of the rebuttable control presumption. Control is rebuttably presumed not to exist if a company acquires less than 5% of any class of voting securities of a bank or a bank holding company.

            As a bank holding company, the Corporation is required to obtain approval prior to merging or consolidating with any other bank holding company, acquiring all or substantially all of the assets of any bank or acquiring ownership or control of shares of a bank or bank holding company if, after the acquisition, the Corporation would directly or indirectly own or control 5% or more of the voting shares of such bank or bank holding company.

            The Corporation is also prohibited from acquiring a direct or indirect interest in or control of more than 5% of the voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks or furnishing services to its subsidiary banks, except that it may engage in and may own shares of companies engaged in certain activities found by the FRB to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. These activities include, among others, operating a mortgage, finance, credit card, or factoring company; performing certain data processing operations; providing investment and financial advice; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; and providing certain stock brokerage and investment advisory services. In approving acquisitions or the addition of activities, the FRB considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. In considering any application for approval of an acquisition or merger, the FRB is also required to consider the financial and managerial resources of the companies and the banks concerned, as well as the applicant's record of compliance with the Community Reinvestment Act of 1977 (the "CRA").

            As of September 30, 1995, the Riegle-Neal Interstate Banking and Branching Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire banks in any state, regardless of whether the acquisition would be prohibited by applicable state law. An out-of-state bank holding company seeking to acquire ownership or control of a Texas state bank, a national bank located in Texas or any bank holding company owning or controlling a state bank or a national bank located in Texas must obtain the prior approval of both the FRB and the Banking Commissioner of Texas. In addition, under the

  Interstate Banking Act, a bank holding company and its insured depository institution affiliates may not complete an acquisition which would cause it to control more than 10% of total deposits in insured depository institutions nationwide or to control 30% or more of total deposits in insured depository institutions in the home state of the target bank. However, state deposit concentration caps adopted by various states, such as Texas, which limit control of in-state insured deposits to a greater extent than the Interstate Banking Act will be given effect. Texas has adopted a deposit concentration cap of 25% of in-state insured deposits; therefore, the Texas state deposit concentration cap will lower the otherwise applicable 30% federal deposit concentration cap. Additionally, state provisions regarding the minimum years the target has been in existence will be honored; provided, however, acquisitions may be approved when the target bank has been in existence for at least five years, notwithstanding state provisions to the contrary. The minimum age provision adopted by Texas is five years and therefore this provision will not be preempted by the federal provision.

            The Interstate Banking Act will also allow out-of-state branches through interstate mergers commencing June 1, 1997, provided each bank involved in the merger is adequately capitalized and managed. States are permitted, however, to pass legislation providing for either earlier approval of mergers with out-of-state banks or "opting-out" of interstate mergers entirely, provided such legislation applies equally to all out-of-state banks. Texas has passed legislation to "opt out" of interstate mergers entirely until 1999. The Interstate Banking Act also provides for interstate mergers involving an out-of-state bank's acquisition of a branch of an insured bank without the acquisition of the entire bank, if permitted under the laws of the state where the branch is located. The deposit concentration caps and the minimum age provisions applicable to interstate bank acquisitions also apply to interstate bank mergers.

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

            The Subsidiary Bank is subject to certain limitations on transactions by and between such Subsidiary Bank and other banks and non-bank companies in the same holding company structure, including limitations on extensions of credit (including guarantees of loans) by the Subsidiary Bank to affiliates, investments in the stock or other securities of the Corporation by the Subsidiary Bank, and the nature and amount of collateral that the Subsidiary Bank may accept from any affiliate to secure loans extended to an affiliate. The Corporation, as an affiliate of the Subsidiary Bank, is also subject to these restrictions. Additionally, under the BHC Act and the FRB's regulations, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or lease or sale of property or furnishing of services.

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

            The Subsidiary Bank, as a Texas state bank that is not a member of the FRB, is subject to regulation and supervision, of which regular bank examinations are a part, by the Banking Commissioner of Texas and the Federal Deposit Insurance Corporation (the "FDIC"). Requirements and restrictions imposed upon the Subsidiary Bank include the requirement that reserves be maintained against deposits, restrictions on the nature and amount of loans which can be made, restrictions on its business activities, restrictions on the payment of dividends to its shareholders and numerous capital requirements.

            The FDIC has adopted risk-based capital standards and proposed a minimum leverage ratio for state non-member banks which are substantially similar to the risk-based capital standards and the minimum leverage ratio adopted by the FRB for bank holding companies. See "Item 1. Business - Supervision and Regulation: Federal Bank Holding Company Regulation." and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital."

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

            Federal and Texas state laws generally limit the amount of interest and fees which lenders, including the Subsidiary Bank, may charge regarding loans. The applicable law, and the applicable limits, may vary depending upon, among other things, the identity, nature and location of the lender and the type of loan or collateral. In Texas, the maximum interest rate applicable to most loans changes with changes in the average auction rate for United States Treasury Bills, but does not decline below 18% or rise above 24% (except for certain loans in excess of $250,000 for which the maximum annual rate may not rise above 28%).

            Texas state banks are permitted to engage in unlimited branch banking, subject to the prior approval from the Banking Commissioner of Texas to establish any branch.

            Deposit Insurance. As an FDIC member institution, the deposits of the Subsidiary Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF"), administered by the FDIC.

            FDICIA requires the FDIC to establish a schedule to increase (over a period of not more than 15 years) the reserve ratio of the BIF to 1.25% of insured deposits, and impose higher deposit insurance premiums of BIF members, if necessary, to achieve that ratio. Generally, banks are assessed insurance premiums according to how much risk they are deemed to present to BIF. Such premiums ranged from 0.23% of insured deposits to 0.31% of insured deposits in 1994 and 1995. Banks with higher levels of capital and which have earned a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. During 1994 and most of 1995 the Subsidiary Bank was assessed at the rate of $0.23 per $100 of deposits. On August 8, 1995, the FDIC voted to significantly reduce the deposit insurance premium paid by most banks but to keep existing assessment rates intact for savings associations. Under the new rate structure, which went into effect in October 1995, the highest rated institutions insured by BIF paid $0.04 per $100 of domestic deposits. Based on the risk category applicable to the Subsidiary Bank, the premium paid by the Subsidiary Bank for the balance of 1995 was $0.04 per $100 of deposits.
  On November 14, 1995, the FDIC announced that commencing in 1996 it would eliminate insurance deposit premiums for all but the banks warranting the highest level of supervisory concern.

            Corrective Measures for Capital Deficiencies. FDICIA requires the FDIC to take "prompt corrective action" with respect to any state non-member bank which does not meet specified minimum capital requirements. The applicable regulations establish five capital levels, ranging from "well-capitalized" to "critically undercapitalized," and require or permit the FDIC to take supervisory action regarding any state non-member bank that is not at least "adequately capitalized." Under these regulations, which became effective December 19, 1992, a state non-member bank is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, a Tier I risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater, and it is not subject to an order, written agreement, capital directive or prompt corrective action directive to meet and maintain a specific capital measure. A state non-member bank is considered "adequately capitalized" if it has a total risk-based capital ratio of 8% or greater, a Tier I risk-based capital ratio and leverage ratio of 4% or greater (or a leverage ratio of 3% or greater if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines), and the institution does not meet the definition of an undercapitalized institution. A state non-member bank is considered "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or a leverage ratio of less than 4% (or a leverage ratio of less than 3% if the institution is rated composite 1 in its most recent report of examination, subject to appropriate federal banking agency guidelines). A "significantly undercapitalized" institution is one which has a total risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. A "critically undercapitalized" institution is one which has a ratio of tangible equity to total assets of equal to or less than 2%.

            With certain exceptions, state non-member banks will be prohibited from making capital distributions or paying management fees if the payment of such distributions or fees will cause them to become undercapitalized. Furthermore, undercapitalized state non-member banks will be required to file capital restoration plans with the FDIC. Undercapitalized state non-member banks also will be subject to restrictions on growth, acquisitions, branching and engaging in new lines of business unless they have an approved capital plan that permits otherwise. The FDIC also may, among other things, require an undercapitalized state non-member bank to issue shares or obligations, which could be voting stock, to recapitalize the institution or, under certain circumstances, to divest itself of any subsidiary.

            The FDIC is authorized to take various enforcement actions against any significantly undercapitalized state non-member bank and any undercapitalized state non-member bank that fails to submit an acceptable capital restoration plan or fails to implement a plan accepted by the FDIC. The powers include, among other things, requiring the institution to be recapitalized, prohibiting asset growth, restricting interest rates paid, requiring prior approval of capital distributions by any bank holding company which controls the institution, requiring divestiture by the institution of its subsidiaries or by the holding company of the institution itself, requiring a new election of directors, and requiring the dismissal of directors and officers.

            Significantly and critically undercapitalized state non-member banks may be subject to more extensive control and supervision. The FDIC may prohibit any such institutions from, among other things, entering into any material transaction not in the ordinary course of business, amending their charters or bylaws, or engaging in certain transactions with affiliates. In addition, critically undercapitalized institutions generally will be prohibited from making payments of principal or interest on outstanding subordinated debt. Within ninety (90) days of a state non-member bank's becoming critically undercapitalized, the FDIC must appoint a receiver or conservator unless certain findings are made with respect to the prospect for the institution's continued viability.

            Based on its capital ratios as of December 31, 1995, the Subsidiary Bank was classified as "well capitalized" under the applicable regulations. The Corporation does not believe that FDICIA's prompt corrective action regulations will have any material effect on the activities or operations of the Subsidiary Bank. However, if the Subsidiary Bank were to become undercapitalized and these restrictions were to be imposed, the restrictions, either individually or in the aggregate, could have a significant adverse effect on the operations of the Subsidiary Bank.

            Internal Operating Requirements. FDICIA contains numerous other provisions, including new accounting, auditing and reporting requirements, the termination (beginning in 1995) of the "too big to fail" doctrine except in special cases, new regulatory standards in areas such as asset quality, earnings and compensation and revised regulatory standards for the powers of state chartered banks, real estate lending, bank closures and capital adequacy.

            Community Reinvestment Act of 1977. Under the CRA, a bank's applicable regulatory authority (which is the FDIC for the Subsidiary Bank) is required to assess the record of each financial institution which it regulates to determine if the institution meets the credit needs of its entire community, including low- and moderate-income neighborhoods served by the institution, and to take that record into account in its evaluation of any application made by such institution for, among other things, approval of the acquisition or establishment of a branch or other deposit facility, an office relocation, a merger, or the acquisition of shares of capital stock of another financial institution. The regulatory authority prepares a written evaluation of an institution's record of meeting the credit needs of its entire community and assigns a rating. The Subsidiary Bank has undertaken significant actions to comply with the CRA, and has received a "satisfactory" commendation in its most recent review by federal regulators with respect to its compliance with the CRA. Both the United States Congress and the banking regulatory authorities have proposed substantial changes to the CRA and fair lending laws, rules and regulations, and there can be no certainty as to the effect, if any, that any such changes would have on the Subsidiary Bank.

            Monetary Policy. Banks are affected by the credit policies of other monetary authorities, including the FRB, which affect the national supply of bank credit. Such policies influence overall growth of bank loans, investments and deposits and may also affect interest rates charged on loans and paid on deposits. The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

       The Subsidiary Bank owns the following properties on which it operates branch banking facilities:

            A one-story building containing approximately 4,000 square feet, on approximately one acre of land, located at 8800 West Highway 80, Fort Worth, Texas.

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

            Office space consisting of approximately 3,525 square feet, located at 2820 South Hulen Street, Fort Worth, Texas.

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

            Office space consisting of approximately 6,150 square feet, located at 110 North Main Street, Cleburne, Texas.

            Office space, consisting of approximately 500 square feet each, located in Winn Dixie grocery stores at the following locations:

            2700 Eighth Avenue, Fort Worth, Texas.

            3220 North Main, Fort Worth, Texas.

            6479 Camp Bowie Boulevard, Fort Worth, Texas.

  ITEM 3.  LEGAL PROCEEDINGS.

       In the opinion of management, the disposition of all outstanding legal actions will not have a material adverse effect on the Corporation.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       No matters were submitted to a vote of security holders during the fourth quarter of 1995.

  ITEM 4A.  EXECUTIVE OFFICERS OF THE CORPORATION.

       The executive officers of the Corporation, each elected to serve at the pleasure of the Board of Directors until the next annual meeting of the Board of Directors to be held on April 3, 1996, their respective ages, and their present position with the Corporation are as follows:


                                      Position With                Position
Name                 Age               Corporation                Held Since
- -------------------  ---  --------------------------------------  ----------
J. Andy Thompson      52   Chairman of the Board of Directors,          1988
                           Chief Executive Officer and Director

Stuart W. Murff       44          President and Director                1994

Michael J. Tyler      43       Senior Vice President, Chief             1989
                             Financial Officer and Treasurer

Brian W. Garrison     50   Vice Chairman of the Subsidiary Bank         1992

Tom F. Turner         57     President of the Subsidiary Bank           1981

       The business experience of each of these executive officers during the past five (5) years is set forth below:

       Mr. J. Andy Thompson is currently serving as Chairman of the Board of Directors and Chief Executive Officer of the Corporation. He has served as Chairman of the Executive Committee since April 1990. From April 1993 to April 1994 he served as President of the Corporation. He has served as a director of Central Bank & Trust since January 1975, and served as a director of North Fort Worth Bank from January 1974 until its merger with and into Central Bank & Trust in March 1992. In January 1988 he became Chairman of the Board and Chief Executive Officer of Central Bank & Trust; he also served as Chairman of the Board and Chief Executive Officer of North Fort Worth Bank from January 1988 until its merger with and into Central Bank & Trust in March 1992. Mr. Thompson was also managing partner of Thompson Financial, Ltd. from 1983 to June 1995.

       Mr. Stuart W. Murff has served as President of the Corporation since April 1994 and as Vice Chairman of Central Bank & Trust since February 1993. From 1982 to 1993 he served as a principal in a bank consulting firm, as well as president of a bank data processing company. He has served as a director of Central Bank & Trust since January 1993.

       Mr. Michael J. Tyler has served as Senior Vice President and Chief Financial Officer of the Corporation since June 1989, and as Treasurer since April 1990. He has served as Executive Vice President of Central Bank & Trust since January 1992. He served as Vice President of Central Bank & Trust from September 1990 to December 1991.

       Mr. Brian W. Garrison has served as Vice Chairman of Central Bank & Trust since January 1992. He served as President of the Corporation from July 1989 to April 1993 and as a director of the Corporation from August 1989 to April 1993. He has served as a director of Central Bank & Trust since December 1990 and served as President and a director of North Fort Worth Bank from July 1990 until its merger with and into Central Bank & Trust in March 1992.

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

                                    PART II

  ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS.

       Market Information.  There is no established public trading market for
       ------------------
  the issued and outstanding shares of common stock, $2.50 par value (the "Common Stock"), of the Corporation, and the management of the Corporation expects that no established trading market will exist for shares of Common Stock in the foreseeable future. Accordingly, there exists no published information with respect to market prices. From time to time, however, moderate numbers of shares of Common Stock are purchased and sold. The following table sets forth the number of shares of Common Stock traded and the average price of such shares for the periods indicated. Due to the limited trading volume, however, the specified sales prices may not reflect true market value.

       The table below sets forth the range of high and low sales prices by quarter for 1995 and 1994:

          1995                      1994
- ------------------------  ------------------------
Quarter     High    Low    Quarter   High    Low
- ------------------------  ------------------------
First      $22.25  $22.00  First    $18.00  $18.00
Second     $22.25  $22.25  Second   $21.50  $20.50
Third      $23.50  $23.25  Third    $21.50  $21.50
Fourth     $23.50  $23.00  Fourth   $22.00  $21.50

       Shareholders.  At the close of business on February 29, 1996 there were
       ------------
  472 shareholders of record of Common Stock of the Corporation.

       Dividends.  The following table sets forth the annual cash dividends
       ---------
  declared and paid per share of Common Stock since the commencement of fiscal year 1994:

             1995                           1994
- ------------------------------  ----------------------------
Quarter     Amount   Per Share  Quarter   Amount   Per Share
- ------------------------------  ----------------------------
First      $261,672    $0.10    First   $235,505     $0.09
Second     $261,672    $0.10    Second   261,672      0.10
Third      $261,672    $0.10    Third    261,672      0.10
Fourth     $261,672    $0.10    Fourth   261,672      0.10

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

ITEM 6 - SELECTED FINANCIAL DATA

     The following table sets forth certain highlights from the Corporation's audited year-end consolidated financial statements for the last six years:

                            SELECTED FINANCIAL DATA
                            (Dollars in Thousands)


                                                    December 31,                         5 Year Annual
                             ----------------------------------------------------------    Compound
                               1995      1994      1993      1992      1991      1990     Growth Rate
                             --------  --------  --------  --------  --------  --------  --------------
Assets                       $926,634  $881,566  $735,759  $637,905  $572,047  $574,655      10.03%
Loans                         331,146   272,825   235,610   190,652   179,733   203,850      10.19
Deposits                      804,500   722,946   676,364   586,086   525,627   529,487       8.73
Stockholders' equity           67,329    55,326    52,222    44,624    39,164    36,784      12.85


                                                    December 31,                         5 Year Annual
                             ----------------------------------------------------------    Compound
                               1995      1994      1993      1992      1991      1990     Growth Rate
                             --------  --------  --------  --------  --------  --------  --------------
Total interest income        $ 59,790  $ 49,390  $ 43,638  $ 43,402  $ 46,443  $ 46,368        5.22%
Total interest expense         27,789    19,491    16,092    18,370    26,014    27,749        0.03
Provision for loan losses         900       500       200     2,200     2,865     4,008      (25.82)
Net income                      9,517     8,022     8,093     6,085     3,073     2,416       31.55


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

                 CONDENSED CONSOLIDATED AVERAGE BALANCE SHEETS
                             (Dollars in Thousands)


                                                              December 31,             2 Year Annual
                                                     ------------------------------      Compound
                                                       1995       1994       1993       Growth Rate
                                                     --------   --------   --------   --------------
Assets
- ------

Earning assets:
  Loans                                              $302,003   $252,678   $217,872        17.73%
  Interest-bearing demand deposits
    in other banks                                        234        542      1,347       (58.32)
  Federal funds sold                                   19,682     21,663     11,678        29.82
  Investment securities:
    Taxable                                           421,755    416,484    393,285         3.56
    Tax-exempt                                         76,320     42,005     34,199        49.39
                                                     --------   --------   --------       ------
      Total investment securities                     498,075    458,489    427,484         7.94
                                                     --------   --------   --------       ------
      Total earning assets                            819,994    733,372    658,381        11.60
                                                     --------   --------   --------       ------
Cash and due from banks                                41,538     40,880     36,503         6.67
Other assets                                           37,602     36,905     29,738        12.45
Less allowance for loan losses                         (4,200)    (3,886)    (4,504)       (3.43)
                                                     --------   --------   --------       ------
                                                     $894,934   $807,271   $720,118        11.48%
                                                     ========   ========   ========       ======

Liabilities and Stockholders' Equity
- ------------------------------------

Interest-bearing liabilities:
 Interest-bearing deposits:
  Interest-bearing demand                            $286,634   $234,293   $202,189        19.07%
  Savings                                              66,740     71,787     68,463        (1.27)
  Time                                                272,897    257,142    266,049         1.28
                                                     --------   --------   --------       ------
   Total interest-bearing deposits                    626,271    563,222    536,701         8.02
 Short-term borrowings                                 59,205     55,168      3,729       298.46
                                                     --------   --------   --------       ------
   Total interest-bearing liabilities                 685,476    618,390    540,430        12.62
                                                     --------   --------   --------       ------
Noninterest-bearing demand deposits                   141,975    130,532    127,295         5.61
Other liabilities                                       5,645      3,849      3,518        26.67
Stockholders' equity                                   61,838     54,500     48,875        12.48
                                                     --------   --------   --------       ------
                                                     $894,934   $807,271   $720,118        11.48%
                                                     ========   ========   ========       ======

Ratio of earning assets to interest-
   bearing liabilities                                   1.20       1.19       1.22
                                                     ========   ========   ========

Earning assets as a percent of total assets             91.63%     90.85%     91.43%
                                                     ========   ========   ========

Stockholders' equity as a percent of total assets        6.91%      6.75%      6.79%
                                                     ========   ========   ========


                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars In Thousands Except Per Share Data)

                                                             Year Ended December 31,                     5 Year Annual
                                         ----------------------------------------------------------        Compound
                                           1995      1994      1993      1992      1991      1990        Growth Rate
                                         --------  --------  --------  --------  --------  --------     --------------
Total interest income                    $59,790   $49,390   $43,638   $43,402   $46,443   $46,368            5.22%
Total interest expense                    27,789    19,491    16,092    18,370    26,014    27,749            0.03
                                         -------   -------   -------   -------   -------   -------          ------
 Net interest income                      32,001    29,899    27,546    25,032    20,429    18,619           11.44
Provision for loan losses                    900       500       200     2,200     2,865     4,008          (25.82)
                                         -------   -------   -------   -------   -------   -------          ------
 Net interest income after
  provision for loan losses               31,101    29,399    27,346    22,832    17,564    14,611           16.31
                                         -------   -------   -------   -------   -------   -------          ------
Noninterest income:
 Service charges and fees                  9,343     8,263     7,882     6,493     5,265     4,390           16.31
 Gains on sales of
  investment securities                      133         -         -       432     1,109         8           75.45
 Other income                                928       784       164       164       163       218           33.60
                                         -------   -------   -------   -------   -------   -------          ------
  Total noninterest income                10,404     9,047     8,046     7,089     6,537     4,616           17.65
                                         -------   -------   -------   -------   -------   -------          ------
Noninterest expenses:
 Salaries and employee benefits           16,377    15,226    13,719    10,983     9,396     8,253           14.69
 Net occupancy expense                     2,826     2,712     2,842     1,961     1,716     1,630           11.63
 Equipment and data
  processing expense                       3,242     2,815     2,604     1,953     1,551     1,368           18.84
 Other real estate owned expense
   (income), net                            (123)      (76)      144     1,511     2,202       662               -
 Marketing expense                           992       886       875       745       729       680            7.85
 Early retirement expense                      -         -       118         -         -       507               -
 Other operating expense                   5,951     6,211     6,075     5,416     4,368     3,562           10.81
                                         -------   -------   -------   -------   -------   -------          ------
  Total noninterest expenses              29,265    27,774    26,377    22,569    19,962    16,662           11.92
                                         -------   -------   -------   -------   -------   -------          ------
Income before income
 taxes, extraordinary item and
 cumulative effect of change in
 accounting for income taxes              12,240    10,672     9,015     7,352     4,139     2,565           36.69
Provision for income taxes                 2,723     2,650     2,292     1,623     1,725       149               -
                                         -------   -------   -------   -------   -------   -------          ------
Income before extraordinary
 item and cumulative effect of change
 in accounting for income taxes            9,517     8,022     6,723     5,729     2,414     2,416           31.55
Extraordinary item/1/                          -         -         -       356       659         -               -
Cumulative effect of change in
 accounting for income taxes                   -         -     1,370         -         -         -               -
                                         -------   -------   -------   -------   -------   -------          ------
  Net income                             $ 9,517   $ 8,022   $ 8,093   $ 6,085   $ 3,073   $ 2,416           31.55%
                                         =======   =======   =======   =======   =======   =======          ======

Earnings per share:
 Net income before extraordinary item
  and cumulative effect of change
  in accounting for income taxes         $  3.64   $  3.07   $  2.58   $  2.20   $  0.93   $  0.92           31.66%
 Extraordinary item                            -         -         -      0.14      0.25         -               -
 Cumulative effect of change in
  accounting for income taxes                  -         -      0.53         -         -         -               -
                                         -------   -------   -------   -------   -------   -------          ------
 Net income                              $  3.64   $  3.07   $  3.11   $  2.34   $  1.18   $  0.92           31.66%
                                         =======   =======   =======   =======   =======   =======          ======

Cash dividends per share                 $  0.40   $  0.39   $  0.29   $  0.24   $  0.24   $  0.24           10.76%
                                         =======   =======   =======   =======   =======   =======          ======
Weighted average number
  of shares outstanding                    2,617     2,617     2,603     2,602     2,603     2,624           (0.05)%
                                         =======   =======   =======   =======   =======   =======          ======

______________________
/1/ The extraordinary item represents a reduction of Federal income taxes arising from utilization of net operating loss carryforwards.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  The following discussion highlights the major changes affecting the operations and financial condition of the Corporation for the three years ended December 31, 1995. The discussion should be read in conjunction with the consolidated financial statements, accompanying notes, and selected financial data appearing elsewhere in this report.

ACQUISITIONS

  In November 1995, the Corporation entered into an agreement and plan of reorganization to acquire First American Savings Bank (First American), Bedford, Texas. The transaction is anticipated to close February 29, 1996. It is expected to result in an increase in the Corporation's consolidated assets of approximately $150 million at the acquisition date. The acquisition will be accounted for as a purchase with, to the extent possible, the assets and liabilities of First American recorded at their fair market values as of the purchase date. The acquisition is expected to improve the Corporation's market share, particularly in Northeast Tarrant County, provide real estate development and interim construction lending expertise and enhance the Corporation's mortgage servicing operation.

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

OVERVIEW OF 1995 PERFORMANCE

  Central Bancorporation, Inc. reported record high net income for the year ended December 31, 1995 of $9,516,914 or $3.64 per share. For the years ended December 31, 1994 and 1993, net income was $8,021,940 or $3.07 per share and $8,093,343 or $3.11 per share, respectively. 1993 results include a one-time adjustment for $1,370,000 or $0.53 per share relating to accounting for income taxes. 1993 earnings excluding the adjustment were $6,723,343 or $2.58 per share.

  Net interest income increased to $32,000,894 in 1995 from $29,898,715 in 1994. This increase resulted as increases in deposits and other funding sources allowed the Corporation to increase its average earning assets by $86.622 million over the 1994 level. The increase in net interest income also occurred despite a five basis point decrease from 1994 in the Corporation's net interest margin (net yield on earning assets).

  The Corporation's noninterest income rose by $1,357,341 over the 1994 level. The increase is primarily attributable to service charges and fees on customer deposit accounts which increased as the customer deposit base grew and due to increased fee income from the Corporation's trust and investment services operations.

  Noninterest expenses increased by $1,491,546 over 1994 despite a $672,609 reduction in Federal deposit insurance assessments. The increases are primarily due to the continued increases in officer and employee compensation and the expenses associated with the Corporation's expansion and investment in technology and systems for the future.

  The results in 1994 when compared to 1993 included: net interest income was up $2,052,675 due to an increased level of earning assets; noninterest income increased $1,000,458, primarily from service charges and fees on a larger customer deposit account base and from increased income on significantly expanded mortgage lending operations; and noninterest expenses increased $1,396,536, primarily due to increases in salaries and employee benefits.

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

           SUMMARY OF EARNING ASSETS AND INTEREST-BEARING LIABILITIES
                             (Dollars in Thousands)

                                                1995                            1994                            1993
                                   ----------------------------     -----------------------------   ------------------------------
                                     Average   Yield or    Rate     Average   Yield or     Rate     Average   Yield or     Rate
                                      Volume   Interest    Paid      Volume   Interest     Paid     Volume    Interest     Paid
                                    ---------  --------  --------   --------  ---------  --------  ---------  ---------  ---------

Earning assets:
 Loans, including fees/1/ /2/ /3/    $302,003   $28,155     9.32%   $252,678   $ 21,945      8.68%  $217,872   $ 18,955       8.70%
 Interest-bearing deposits
    in other banks                        234        13     5.56         542         20      3.69      1,347         45       3.34
 Federal funds sold                    19,682     1,173     5.96      21,663        993      4.58     11,678        354       3.03

 Investment securities:
  Taxable                             421,755    26,687     6.33     416,484     24,097      5.79    393,285     22,138       5.63
  Tax-exempt/1/                        76,320     6,505     8.52      42,005      3,922      9.34     34,199      3,472      10.15
                                     --------   -------   ------    --------   --------   -------   --------   --------    -------
   Total investment securities        498,075    33,192     6.66     458,489     28,019      6.11    427,484     25,610       5.99
                                     --------   -------   ------    --------   --------   -------   --------   --------    -------

   Total earning assets/1/           $819,994   $62,533     7.63%   $733,372    $50,977      6.95%  $658,381    $44,964      6.83%
                                     --------   -------   ------    --------    -------   -------   --------    -------    ------

Interest-bearing liabilities:
 Interest-bearing deposits:
  Interest-bearing demand            $286,634   $ 8,972     3.13%   $234,293    $ 5,596      2.39%  $202,189    $ 4,432      2.19%
  Savings                              66,740     1,565     2.34      71,787      1,597      2.22     68,463      1,646      2.40
  Time                                272,897    13,995     5.13     257,142      9,833      3.82    266,049      9,897      3.72
                                     --------   -------   ------    --------   --------   -------   --------   --------   -------
   Total interest-bearing
     deposits                         626,271    24,532     3.92     563,222     17,026      3.02    536,701     15,975      2.98
 Short-term borrowings                 59,205     3,257     5.50      55,168      2,465      4.47      3,729        117      3.14
                                     --------   -------   ------    --------   --------   -------   --------   --------   -------
   Total interest-bearing
     liabilities                     $685,476    27,789     4.05%   $618,390     19,491      3.15%  $540,430     16,092      2.98%
                                     --------   -------   ------    --------    -------   -------   --------   --------   -------
Net interest spread                                         3.58%                            3.80%                           3.85%
                                                         =======                          =======                         =======
Net interest income and net
   yield on earning assets/1/                   $34,744     4.24%               $31,486      4.29%             $ 28,872      4.39%
                                                =======  =======                =======   =======              ========   =======

____________________________________
/1/ Presented on a taxable equivalent basis using a 34% Federal income tax rate. /2/ Including nonaccrual loans, thereby reducing yield.
/3/ Net of unearned discount.

          Presented below is a comparison of net interest income and the net interest margin on a taxable equivalent basis (using a 34% Federal income tax rate) for the last three years:

                                                         (Dollars in Thousands)
                                                       ---------------------------
                                                        1995      1994      1993
                                                       -------   -------   -------
Total interest income                                  $59,790   $49,390   $43,638
Taxable equivalent adjustment on tax-exempt income       2,743     1,587     1,326
                                                       -------   -------   -------
Total interest income on taxable equivalent basis       62,533    50,977    44,964
Total interest expense                                  27,789    19,491    16,092
                                                       -------   -------   -------

Net interest income on taxable equivalent basis        $34,744   $31,486   $28,872
                                                       =======   =======   =======

          The Corporation's taxable-equivalent net interest income increased by $3.258 million from 1994 due to increases in earning assets and deposit volumes. The average yield on earning assets was 7.63% in 1995, compared to 6.95% in 1994. The average cost of interest-bearing liabilities was 4.05% in 1995 compared to 3.15% in 1994. Thus, the net interest spread was 3.58% in 1995 compared to 3.80% in 1994, a decrease of twenty-two basis points.

          The net yield on earning assets in 1995 was at 4.24%, a decrease of five basis points from 4.29% in 1994. The Corporation's interest-bearing liabilities remain more sensitive to rate changes than the Corporation's earning assets. In 1995, the rate increases on interest-bearing liabilities were greater than the increases in yields on loans and investment securities. The net yield on earning assets is expected to remain at or slightly above the level achieved in 1995 as the yield curve is expected to remain relatively flat in 1996.

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

                 ANALYSIS OF CHANGES IN THE NET INTEREST MARGIN
                             (Dollars in Thousands)

1995 Compared to 1994
- ---------------------                                      Due to     Due to     Changes
                                              Increase    Changes     Changes   in Rates/
                                             (Decrease)  in Volume   in Rates     Volume
                                             ----------  ----------  ---------  ----------
Interest income from earning assets:
 Loans, including fees                         $ 6,210      $4,284    $ 1,612      $ 314
 Interest-bearing deposits in other banks           (7)        (11)        10         (6)
 Federal funds sold                                180         (91)       298        (27)
 Investment securities - taxable                 2,590         305      2,256         29
 Investment securities - tax-exempt
  on taxable equivalent basis                    2,583       3,204       (342)      (279)
                                               -------      ------    -------      -----
   Total                                        11,556       7,691      3,834         31
                                               -------      ------    -------      -----
Interest expense:
 Interest-bearing demand deposits                3,376       1,251      1,738        387
 Savings deposits                                  (32)       (112)        86         (6)
 Time deposits                                   4,162         602      3,354        206
 Short-term borrowings                             792         180        570         42
                                               -------      ------    -------      -----
   Total                                         8,298       1,921      5,748        629
                                               -------      ------    -------      -----
Net interest margin before allocation
 of rates/volume                                 3,258       5,770     (1,914)      (598)
Allocation of rates/volume                           -        (896)       298        598
                                               -------      ------    -------      -----
   Change in net interest margin               $ 3,258      $4,874    $(1,616)     $   -
                                               =======      ======    =======      =====


1994 Compared to 1993
- ---------------------                                     Due to      Due to     Changes
                                              Increase    Changes     Changes   in Rates/
                                             (Decrease)  in Volume   in Rates     Volume
                                             ----------  ----------  ---------  ----------
Interest income from earning assets:
 Loans, including fees                         $ 2,990      $3,028    $   (33)     $  (5)
 Interest-bearing deposits in other banks          (25)        (27)         5         (3)
 Federal funds sold                                639         303        181        155
 Investment securities - taxable                 1,959       1,306        617         36
 Investment securities - tax-exempt
  on taxable equivalent basis                      450         792       (279)       (63)
                                               -------      ------    -------      -----
   Total                                         6,013       5,402        491        120
                                               -------      ------    -------      -----
Interest expense:
 Interest-bearing demand deposits                1,164         704        397         63
 Savings deposits                                  (49)         80       (123)        (6)
 Time deposits                                     (64)       (332)       277         (9)
 Short-term borrowings                           2,348       1,614         50        684
                                               -------      ------    -------      -----
   Total                                         3,399       2,066        601        732
                                               -------      ------    -------      -----
Net interest margin before allocation
 of rates/volume                                 2,614       3,336       (110)      (612)
Allocation of rates/volume                           -        (633)        21        612
                                               -------      ------    -------      -----
   Change in net interest margin               $ 2,614      $2,703    $   (89)     $   -
                                               =======      ======    =======      =====

PROVISION FOR LOAN LOSSES, ALLOWANCE FOR LOAN LOSSES AND CREDIT QUALITY

  Inherent with the extension of credit is a degree of risk taking. The primary factors influencing the amount of risk and loss associated with the lending function are economic conditions and lending practices.

  Management recognizes that it is not possible to predict loan losses with complete certainty, but strives to reduce the amount of loss by responsible lending procedures and loan review processes. Credit risk management, through extensive evaluation of new credit requests to determine if the extension of credit is prudent, has been strengthened. Further control of risk and assessment of the overall quality of the loan portfolio is accomplished by ongoing internal review as well as periodic reviews by external independent loan reviewers, external auditors and regulatory agency examiners.

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

  The Texas economy, in general, continued a recovery which began in 1993. Job growth remains strong in Texas, including the Dallas/Fort Worth area. Unemployment in the area is below 5%, well below the national rate.

  In 1995 , the real estate market, as a whole, continued to improve. The most encouraging news came from the areas of residential, retail and industrial markets. The Dallas/Fort Worth area remains one of the top residential markets in the U.S. with sales of single-family homes remaining strong. The apartment market maintained over 90% occupancy in 1995, which resulted in higher rental rates and new development. The retail market reported approximately 87% occupancy in 1995 with new development continuing but at a slower rate. The industrial market has improved to 95% occupancy and the demand for industrial space is at an all time high. However, the office market is still having problems as many older buildings in downtown Dallas and downtown Fort Worth remain completely vacant.

  With the improving economy, the Corporation achieved moderate loan growth for the third consecutive year. Most of the growth came from small and medium size companies and from new or refinanced real estate mortgages. The Corporation's loan portfolio, although concentrated in real estate, does not have any industry concentrations and is primarily extended to user occupied property.

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


                                                           Year Ended December 31,
                                           ----------------------------------------------------
                                             1995       1994       1993       1992      1991
                                           --------   --------   --------   --------   --------
  Balance at beginning of year             $  3,872   $  4,072   $  4,663   $  4,351   $  5,074
                                           --------   --------   --------   --------   --------
  Charge-offs:
   Commercial and financial loans               284        913      1,151      1,039        993
   Real estate loans                            414        230        287      1,398      2,371
   Installment loans                            268        335        290        417        908
                                           --------   --------   --------   --------   --------
     Total                                      966      1,478      1,728      2,854      4,272
                                           --------   --------   --------   --------   --------
  Recoveries:
   Commercial and financial loans               493        419        662        548        244
   Real estate loans                            226        241        100        200        187
   Installment loans                            147        118        175        218        253
                                           --------   --------   --------   --------   --------
     Total                                      866        778        937        966        684
                                           --------   --------   --------   --------   --------

  Net charge-offs:
   Commercial and financial loans              (209)       494        489        491        749
   Real estate loans                            188        (11)       187      1,198      2,184
   Installment loans                            121        217        115        199        655
                                           --------   --------   --------   --------   --------
     Total                                      100        700        791      1,888      3,588
                                           --------   --------   --------   --------   --------

  Provision charged to earnings                 900        500        200      2,200      2,865
                                           --------   --------   --------   --------   --------
  Balance at end of year                   $  4,672   $  3,872   $  4,072   $  4,663   $  4,351
                                           ========   ========   ========   ========   ========

  Amount of loans outstanding
   at end of year                          $331,146   $272,825   $235,610   $190,652   $179,733
                                           ========   ========   ========   ========   ========

  Average amount of loans outstanding:
   Commercial and financial loans          $109,606   $ 82,714   $ 69,708   $ 50,570   $ 36,342
   Real estate loans                        175,334    154,599    129,266    111,295    115,185
   Installment loans                         17,063     15,365     18,898     21,882     39,435
                                           --------   --------   --------   --------   --------
     Total                                 $302,003   $252,678   $217,872   $183,747   $190,962
                                           ========   ========   ========   ========   ========
  Ratios:
   Net charge-offs to average loans:
    Commercial and financial loans            (0.19)%     0.60%      0.70%      0.97%      2.06%
    Real estate loans                          0.11%     (0.01)%     0.14%      1.08%      1.90%
    Installment loans                          0.71%      1.41%      0.61%      0.91%      1.66%
                                           --------   --------   --------   --------   --------
     Total                                     0.03%      0.28%      0.36%      1.03%      1.88%
                                           ========   ========   ========   ========   ========

   Balance in allowance at end of year
    to outstanding loans at end of year       1.41%       1.42%      1.73%      2.45%      2.42%
                                           ========   ========   ========   ========   ========

  In 1995, the provision for loan losses was $900,000 and net charge-offs totaled $100,000, or 0.03% of average loans. In 1994, the provision amounted to $500,000 with net charge-offs amounting to $700,000 or 0.28% of average loans.

  At December 31, 1995, the allowance for loan losses was $4.672 million, or 1.41% of year-end loans, compared to $3.872 million, or 1.42% at December 31, 1994. The allowance at the close of 1995 provided coverage for 274% of nonaccrual and restructured loans compared to 109% at the end of 1994 and 192% at the end of 1993.

  The following table shows the allowance for loan losses by loan category for the past three years (dollars in thousands):

                   ALLOWANCE FOR LOAN LOSSES BY LOAN CATEGORY
                             (Dollars in Thousands)

                                                               Year Ended December 31,
                                      -------------------------------------------------------------------------
                                                 1995                   1994                    1993
                                      ----------------------   ----------------------   ----------------------
                                                 Percent of               Percent of               Percent of
                                               Loans in Each            Loans in Each            Loans in Each
                                                Category to              Category to              Category to
                                      Amount    Total Loans    Amount    Total Loans    Amount    Total Loans
                                      -------  --------------  -------  --------------  -------  --------------

Commercial and financial loans         $  288      38.21%      $  427       34.08%      $  534       32.00%
Real estate loans                       1,270      57.15        1,180       59.36          860       61.21
Installment loans                          26       4.64          103        6.56          217        6.79
Unallocated                             3,088          -        2,162           -        2,461           -
                                       ------     ------       ------      ------       ------      ------
   Total allowance for loan losses     $4,672     100.00%      $3,872      100.00%      $4,072      100.00%
                                       ======     ======       ======      ======       ======      ======


          As discussed previously, the Corporation's methodology for establishing the level of the allowance for loan losses includes applying historical loan loss percentages. In the current favorable economic climate, this approach tends to reflect a relatively high unallocated component of the allowance. The Corporation uses a consistent approach to consider what is believed to be the inherent credit risk in the loan portfolio. While it is not possible to predict loan losses with complete certainty, the amounts allocated to categories of loans approximate the anticipated amount of charge-offs for the following year.

          Effective January 1, 1995, the Corporation adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." Statement No. 114 requires that impaired loans within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation generally follows the same guidelines for classifying a loan as impaired as it does for placing a loan on nonaccrual status. The Corporation applies impairment measurement methods on a loan-by-loan basis. The adoption of Statement No. 114 does not impact the comparability of the following table.

          Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and other real estate owned) at December 31, 1995 totaled $1.836 million, a 53.06% decrease from the $3.911 million reported at the close of 1994. Nonperforming assets at December 31, 1994, increased 58.98% from the $2.460 million reported at the close of 1993.

          The following table summarizes the nonperforming assets as of December 31 for each of the last five years (dollars in thousands).

                                                          December 31,
                                           -------------------------------------------
                                            1995     1994     1993     1992     1991
                                           -------  -------  -------  -------  -------

  Nonaccrual loans                         $1,480   $3,339   $2,105   $3,935   $4,829
  Other real estate owned, net                129      352      336    2,991    4,066
  Restructured loans                          227      220       19      259        -
                                           ------   ------   ------   ------   ------
    Total                                  $1,836   $3,911   $2,460   $7,185   $8,895
                                           ======   ======   ======   ======   ======
  As a percent of total loans and other
   real estate owned                         0.55%    1.43%    1.04%    3.71%    4.84%
  Interest on above loans included
   in earnings                             $   36   $  169   $   36   $  201   $  244
                                           ======   ======   ======   ======   ======
  Accrued interest on above loans
   not recorded in earnings                $  146   $  147   $  150   $  179   $  247
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

  Other real estate owned includes properties for which the Corporation has foreclosed and taken title. All of the Corporation's foreclosed assets are held for sale, as required by regulatory guidelines. Statement of Position 92-3, "Accounting for Foreclosed Assets," requires that foreclosed assets held for sale be carried at the lower of fair value, net of estimated selling costs, or cost. Any write-downs in properties acquired in satisfaction of debts are charged to the allowance for loan losses at the date of acquisition. Estimates for costs to sell, expenses incurred in maintaining other real estate owned and subsequent write-downs to reflect declines in the fair value of the property are included in other real estate owned expense (income), net.

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

                                              December 31,
                                    ---------------------------------
                                    1995   1994   1993   1992   1991
                                    -----  -----  -----  -----  -----

  Commercial and financial loans    $  77  $  10  $   -  $  54  $ 159
  Real estate loans                   242     18    524     12    165
  Installment loans                    47     20      6     36    172
                                    -----  -----  -----  -----  -----
   Total                            $ 366  $  48  $ 530  $ 102  $ 496
                                    =====  =====  =====  =====  =====


  In 1995, the amount of interest on the above loans that was included in income was approximately $35,000.

  The Corporation's problem loan monitoring program examines on a monthly basis the status and specific action plan for resolution or liquidation of all major nonperforming assets.

NONINTEREST INCOME

  Noninterest income represents service charges and fees earned by the Subsidiary Bank, trust fees, income from investment services, gains on sales of investment securities and other miscellaneous fee income, including income from mortgage lending operations. Noninterest income increased 15.00% to $10.404 million in 1995 and 12.44% in 1994 to $9.047 million from the respective preceding years. Increases in service charges and fees are largely due to the increased customer deposit base.

  The increases in trust fees are attributable to new personal and institutional business generated. The decrease in investment services income in 1994 from 1993 was due primarily to the increase in the number of bank customers shifting to traditional bank products due to the increased stock market volatility and to rising interest rates. As rates fell in 1995, the bond and stock markets began providing very attractive yields and customers again increased their use of investment services.

  Other noninterest income increased in 1994 primarily due to gains on sales of mortgage loans from the Corporation's expanded mortgage lending operations.

  The following table summarizes the changes in noninterest income during the past two years (dollars in thousands):

                                                        Year Ended December 31,
                                             ---------------------------------------------
                                                    1995               1994          1993
                                             ------------------  -----------------  ------
                                             Amount   % Change   Amount  % Change   Amount
                                             -------  ---------  ------  ---------  ------
  Service charges and fees                   $ 7,897     10.20%  $7,166     12.62%  $6,363
  Trust fees                                     892     43.64      621     29.11      481
  Investment services                            811     70.38      476    (54.14)   1,038
  Gains on sales of investment securities        133         -        -         -        -
  Other noninterest income                       671    (14.41)     784    378.05      164
                                             -------    ------   ------    ------   ------
   Total noninterest income                  $10,404     15.00%  $9,047     12.44%  $8,046
                                             =======    ======   ======    ======   ======

NONINTEREST EXPENSES

  Noninterest expenses were $29.265 million in 1995, up 5.37% from the $27.773 million incurred in 1994. Noninterest expenses in 1994 increased 5.29% from the $26.377 million incurred in 1993.

  The largest item of noninterest expenses, salaries and employee benefits, increased $1,151,000, or 7.56% from 1994 to 1995 and $1,507,000 or 10.98% from
1993 to 1994. Higher personnel expenses for 1995 and 1994 reflect an increase in staffing levels from acquisition and branch expansion activities in addition to merit adjustments, averaging 3.5%, and increased costs associated with Corporate provided employee benefits.

  Net occupancy expense increased $114,000 or 4.20% from 1994 to 1995 compared to a decrease of $130,000 or 4.57% from 1993 to 1994. The Corporation added new banking facilities in 1995 and 1994. In 1993, facilities management was outsourced, increasing net occupancy expense. In 1994, facilities management was brought back in-house, shifting expense from net occupancy to salaries and employee benefits.

  Equipment and data processing expense in 1995 increased by $427,000 or 15.17% over 1994 expense levels. The increase is primarily attributable to depreciation expense on new equipment and new furniture for new and remodeled banking centers. Equipment and data processing expense in 1994 increased by $211,000 or 8.10% from 1993 expense levels primarily due to an increase in depreciation expense resulting from the purchase of a new ATM processing system.

  Other real estate owned expense (income), net decreased $47,000 or 61.84% from 1994 and decreased $220,000 or 152.78% from 1993 to 1994. Other real estate owned expenses have decreased as the number of properties held has declined.

  Federal deposit insurance fees in 1995 decreased $673,000 or 44.69% from 1994 and increased $121,000 or 8.74% between 1994 and 1993. The decrease in 1995 is attributable to a reduction in the Federal deposit insurance premium. The increase in 1994 was attributable to the increase in average deposits.

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

  The following table summarizes the changes in noninterest expenses for the past three years (dollars in thousands):

                  ANALYSIS OF CHANGES IN NONINTEREST EXPENSES
                             (Dollars in Thousands)

                                                        Year Ended December 31,
                                   ------------------------------------------------------------------
                                               1995                         1994               1993
                                   --------------------------    --------------------------   -------
                                                $         %                  $         %
                                    Amount    Change   Change    Amount    Change    Change   Amount
                                   --------  --------  -------  --------  --------  --------  -------

Salaries and employee benefits     $16,377    $1,151     7.56%  $15,226    $1,507     10.98%  $13,719
Net occupancy expense                2,826       114     4.20     2,712      (130)    (4.57)    2,842
Equipment and data processing
  expense                            3,242       427    15.17     2,815       211      8.10     2,604
Other real estate owned expense
  (income), net                       (123)      (47)   61.84       (76)     (220)  (152.78)      144
Federal deposit insurance fees         833      (673)  (44.69)    1,506       121      8.74     1,385
Marketing expense                      992       106    11.96       886        11      1.26       875
Early retirement expense                 -         -        -         -      (118)  (100.00)      118
Other taxes                            153        24    18.60       129       (25)   (16.23)      154
Legal and professional               1,058       118    12.55       940        (8)    (0.84)      948
Communications                       1,358        37     2.80     1,321        78      6.28     1,243
Stationery and supplies                916        71     8.40       845       (76)    (8.25)      921
Insurance                              229       (35)  (13.26)      264      (105)   (28.46)      369
Other operating expense              1,404       199    16.51     1,205       150     14.22     1,055
                                   -------    ------   ------   -------    ------   -------   -------
    Total noninterest expenses     $29,265    $1,492     5.37%  $27,773    $1,396      5.29%  $26,377
                                   =======    ======   ======   =======    ======   =======   =======


INCOME TAXES

  In 1995, the Corporation recorded income tax expense of $2,723,000. This compares to $2,650,000 recorded in 1994 and $2,292,000 recorded in 1993.

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

  The Corporation has recorded a net deferred tax asset of $2,297,102 and $3,626,813 at December 31, 1995 and 1994, respectively. The Corporation is not dependent on future taxable income as a basis for realization of the deferred tax asset. The Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of December 31, 1995 and 1994.


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

  The following table presents the Corporation's risk-based and leverage capital ratios for 1995 and 1994 (dollars in thousands):

                                                         1995       1994
                                                       ---------  ---------

     Tier 1 (Core Capital)
      Stockholders' equity                             $ 67,329   $ 55,326
      Plus: Unrealized loss on securities
       available-for-sale, net of taxes                     365      3,898
      Less: Excess cost over net assets acquired           (741)      (908)
                                                       --------   --------
       Total Tier 1 Capital                              66,953     58,316
                                                       --------   --------

     Tier 2 (Supplementary Capital)
      Eligible portion of allowance for loan losses       4,672      3,872
                                                       --------   --------

      Total risk-based capital                         $ 71,625   $ 62,188
                                                       ========   ========
      Total risk-weighted assets                       $417,727   $370,252
                                                       ========   ========
      Tier 1 capital ratio                                16.03%     15.75%
      Total risk-based capital ratio                      17.15%     16.80%
                                                       ========   ========
      Leverage capital ratio                               7.23%      7.22%
                                                       ========   ========

     The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. In 1991 the Texas State Banking Department issued a 6% minimum leverage capital ratio standard for all state banks.

     The acquisition of First American in 1996 is expected to reduce the leverage capital ratio of the subsidiary bank below the required 6% level for approximately 90 days. The subsidiary bank has received permission from the Texas State Banking Department for this occurrence.


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

     Central Bancorporation, Inc. has drawn on its revolving line of credit to meet its liquidity needs in 1995 and 1994. Dividends may also be received from the subsidiary bank, although such dividends are subject to regulatory restrictions. As of December 31, 1995, the subsidiary bank could declare dividends up to approximately $14,700,000 without prior regulatory approval.

     To complete the acquisition of First American in 1996, Central Bancorporation, Inc. will take an additional advance on its line of credit and receive a cash dividend from the subsidiary bank.


INVESTMENT PORTFOLIO

     The following schedule presents the book value of the consolidated investment securities portfolio as of December 31 for the last three years.

                      BOOK VALUE OF INVESTMENT SECURITIES
                             (Dollars in Thousands)

                                              1995      1994      1993
                                            --------  --------  --------

     U.S. Treasury                          $119,011  $ 99,563  $ 97,725
     U.S. Government agencies                 26,190    27,417    31,440
     FHLB stock                                2,838     3,482     3,322
     State and political subdivisions         96,654    53,374    39,493
     Mortgage-backed securities               70,687   100,222    72,966
     Collateralized mortgage obligations     195,670   220,630   164,725
                                            --------  --------  --------
       Totals                               $511,050  $504,688  $409,671
                                            ========  ========  ========


     The investment portfolio, including Federal funds sold, as a percentage of total assets was 55.15% at December 31, 1995, 60.10% at December 31, 1994 and 58.26% at December 31, 1993.

     Mortgage-backed securities and collateralized mortgage obligations represent 52.12% of the investment portfolio as of December 31, 1995 down from 63.57% at December 31, 1994. The mortgage-backed securities and collateralized mortgage obligations are backed by U.S. or Federal Agency guarantees limiting the credit risk associated with mortgage loans. Mortgage-backed securities and collateralized mortgage obligations do possess other risks, namely uncertain yields due to repayment uncertainties. Purchases of these types of securities in the last two years have been limited to securities with expected lives of 5 years or less and low premiums to reduce credit risk and to minimize any adverse effect on yield due to prepayments.

     The following schedule presents the consolidated investment securities portfolio at December 31, 1995, classified according to maturities, along with the weighted average interest yield for each range of maturities. The weighted average yields on tax-exempt obligations are computed on a taxable equivalent basis using a 34% Federal income tax rate. FHLB stock is excluded from the schedule as it has no specified maturity. Mortgage-backed securities are included with maturities based on estimated prepayments.


                          MATURITIES AND AVERAGE YIELD
                             (Dollars in Thousands)

                              Under 1 Year       1-5 Years         6-10 Years     Over 10 Years        Total
                            ---------------   ---------------   ---------------   -------------   ---------------
                             Amount   Yield    Amount   Yield    Amount   Yield   Amount  Yield    Amount   Yield
                            --------  -----   --------  -----   --------  -----   ------  -----   --------  -----
U.S. Treasuries             $ 35,383   6.98%  $ 83,628   5.54%  $      -      -   $    -      -   $119,011   5.97%
U.S. Government agencies      19,066   6.68%     7,124   7.26%         -      -        -      -     26,190   6.81%
State and political
   subdivisions                3,505   7.61%    24,826   6.10%    67,602   5.37%     721   6.78%    96,654   5.64%
Mortgage-backed
   securities                 33,881   5.97%    19,843   6.71%    16,963   5.46%       -      -     70,687   6.06%
Collateralized mortgage
   obligations                47,819   6.40%    82,500   6.38%    65,351   6.52%       -      -    195,670   6.43%
                            --------  -----   --------  -----   --------  -----   ------  -----   --------  -----
       Total                $139,654   6.51%  $217,921   6.08%  $149,916   5.88%  $  721   6.78%  $508,212   6.14%
                            ========  =====   ========  =====   ========  =====   ======  =====   ========  =====

  The fair value of the investment portfolio is always different from the amortized cost of the portfolio primarily due to interest rate fluctuations which cause fair market valuations to change. As of December 31, 1995, the fair value of the Corporation's investment portfolio exceeded the amortized cost by $2,291,000 or 0.45% while as of December 31, 1994, the amortized cost of the investment portfolio exceeded the fair value by $22,015,000 or 4.3%. The increase in fair value relative to amortized cost was due to the decline in interest rates in 1995.

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

  The Company does not have any securities classified as trading as of December 31, 1995.

  Investment securities have been generally acquired with the intent to hold them to maturity, as management believes the Company has the ability to do so. After reviewing Statement No. 115 and considering the implications of selling securities classified as held-to-maturity, management has classified a portion of the investment portfolio as available-for-sale. Recording such securities classified as available-for-sale at fair value upon the adoption of Statement No. 115 resulted in an increase in stockholders' equity of $2,025,625, net of tax of $1,043,503. As of December 31, 1995, stockholders' equity has been reduced by the net unrealized losses on investment securities available-for-sale, amounting to $365,150, net of tax of $188,102.

  The Corporation does not own any investment securities of any one issuer which is a state or political subdivision of which aggregate adjusted cost exceed 10% of consolidated stockholders' equity as of December 31, 1995 or 1994.


LOANS

  The following schedule presents the Corporation's loan balances at the date indicated according to loan type.

                             DISTRIBUTION OF LOANS
                             (Dollars in Thousands)

                                                               December 31,
                                           -----------------------------------------------------
                                             1995       1994       1993       1992       1991
                                           ---------  ---------  ---------  ---------  ---------

Commercial and financial                   $124,364   $ 92,973   $ 75,515   $ 57,939   $ 54,099
Purchased receivables                         2,158         30          -          -          -
Real estate:
 Construction                                 9,324      3,355      4,338      2,240      2,542
 Mortgage                                   180,266    162,481    141,198    112,603    107,550
Installment                                  17,764     17,153     18,999     19,943     17,388
Overdrafts                                      126        151        184         72        119
                                           --------   --------   --------   --------   --------
  Total loans                               334,002    276,143    240,234    192,797    181,698
Less unearned discount                       (2,856)    (3,318)    (4,624)    (2,145)    (1,965)
                                           --------   --------   --------   --------   --------
  Total loans, net of unearned discount    $331,146   $272,825   $235,610   $190,652   $179,733
                                           ========   ========   ========   ========   ========

  Net loans increased $58.321 million or 21.38% between year-end 1994 and 1995, compared to an increase of $37.215 million or 15.80% between year-end 1993 and 1994. The increase in 1995 is attributable to new and refinanced real estate mortgages resulting from an improved economy and is also attributable to continued increased emphasis on commercial lending.

  The portfolio of commercial and financial loans is very diversified as to industry. Borrowing commercial customers consist primarily of small businesses (sales less than $50 million) and professional and executives. Exposure to businesses in high risk industries is minimal.

Approximately 50% of the real estate mortgage loans are for permanent residential mortgages with the remainder being commercial loans, primarily on owner occupied properties.

Approximately 10% of the loans are unsecured, although the portfolio does not include credit card loans.

  The following table presents the distribution of commercial, financial and real estate construction loans at December 31, 1995 based on scheduled principal repayments. The table also presents the portion of these loans that are sensitive to interest rates (dollars in thousands).

                                                 Due in    One Year
                                                One Year   Through      After
                                                or Less   Five Years  Five Years   Total
                                                --------  ----------  ----------  --------

          Commercial and financial loans,
             including purchased receivables     $79,143     $40,986    $6,393    $126,522
          Real estate construction loans           8,275         652       397       9,324
                                                 -------     -------    ------    --------
                Total                            $87,418     $41,638    $6,790    $135,846
                                                 =======     =======    ======    ========

          With fixed interest rates              $49,058     $34,756    $6,785    $ 90,599
                                                 =======     =======    ======    ========

          With floating interest rates           $38,360     $ 6,882    $    5    $ 45,247
                                                 =======     =======    ======    ========

DEPOSITS

     The most important source of the Corporation's funds is the deposits of the Subsidiary Bank. The types of deposits that were in the Subsidiary Bank on a daily average basis and the related rate paid during each of the last three years are shown in the following table (dollars in thousands).

                                     1995                1994                     1993
                              ------------------  ------------------            --------
                                        Average             Average             Average
                              Average     Rate    Average     Rate    Average     Rate
                               Volume     Paid     Volume     Paid     Volume     Paid
                              --------  --------  --------  --------  --------  --------
Noninterest-bearing demand    $141,975        -   $130,532        -   $127,295        -
Interest-bearing demand        286,634     3.13%   234,293     2.39%   202,189     2.19%
Savings                         66,740     2.34     71,787     2.22     68,463     2.40
Time                           272,897     5.13    257,142     3.82    266,049     3.72
                              --------     ----   --------     ----   --------     ----
   Total                      $768,246     3.19%  $693,754     2.45%  $663,996     2.41%
                              ========     ====   ========     ====   ========     ====

          Total average deposits were $768.246 million in 1995 compared to $693.754 million in 1994 and $663.996 million in 1993. Interest-bearing demand deposits continue to increase as the rates on these products are competitive with those offered by other financial institutions and with similar investments alternatives.

     As of December 31, 1995, time deposits greater than $100,000 mature as follows (dollars in thousands):


                                     Within    Three   Six to    Over
                                      Three   to Six   Twelve   Twelve
                                     Months   Months   Months   Months    Total
                                     -------  -------  -------  -------  -------
     Time certificates of deposit    $11,062   $8,859  $16,597  $14,248  $50,766
     Other time deposits                 219      106      646    4,939  $ 5,910


SHORT-TERM BORROWINGS

     During 1994, the Corporation began selling securities under agreements to repurchase ("repurchase agreements") and began borrowing from the Federal Home Loan Bank ("FHLB"). The Corporation initiated the repurchase agreements primarily as a service to customers, while borrowing from the FHLB provided a new source of funds for increasing earning assets.

     At December 31, 1995, short-term borrowings included repurchase agreements totaling $37,286,628, with a weighted average interest rate of 4.85%. The repurchase agreements with customers have a maturity of one day and are repricable on daily basis.

     The maximum amount of repurchase agreements outstanding at any month-end during 1995 was $83,100,794 and the maximum FHLB advance during 1995 was $25,000,000. The average amounts outstanding and the weighted average interest rates were approximately $52,992,095 and $2,083,333 and 5.54% and 4.92% for the repurchase agreements and the FHLB advance, respectively.

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

     Interest rate sensitivity management seeks to protect earnings by maintaining an appropriate balance between interest-sensitive earning assets and interest-bearing liabilities in order to minimize fluctuations in the net interest margin and net earnings in periods of volatile interest rates. The Corporation uses a simulation model to assist in managing interest rate risk. The model projects future net interest income based on the balance sheet structure and varying interest rate scenarios. Results are compared to limits the Asset/Liability Committee has established on the amount of earnings that may be put at risk due to changes in interest rates. The simulation results are generally well within the established limits.

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of December 31, 1995.


                       INTEREST RATE SENSITIVITY ANALYSIS
                             (Dollars in Thousands)

                                                                               Repriced After
                                    Due in    Due in     Due in      Total      One Year or
                                   30 Days     31 to   91 Days to     Rate        Non-Rate
                                   or Less    90 Days   One Year   Sensitive     Sensitive      Total
                                  ---------  --------  ----------  ----------  --------------   -------
Earning assets:
 Loans, net of unearned
  discount                        $ 83,143     21,461      73,524    178,128          153,018   331,146
 Interest-bearing deposits
  in other banks                       173          -           -        173                -       173
 Federal funds sold                      -          -           -          -                -         -
 Investment securities:
  Taxable                           48,375     12,158      78,089    138,622          275,774   414,396
  Tax-exempt                            35      2,809         663      3,507           93,147    96,654
                                  --------   --------    --------   --------          -------   -------
   Total investment securities      48,410     14,967      78,752    142,129          368,921   511,050
                                  --------   --------    --------   --------          -------   -------
   Total earning assets           $131,726     36,428     152,276    320,430          521,939   842,369
                                  --------   --------    --------   --------          -------   -------

Interest-bearing liabilities:
 Interest-bearing demand          $311,725          -           -    311,725                -   311,725
 Savings                            76,042          -           -     76,042                -    76,042
 Time deposits
   (less than) $100,000             26,458     22,223      86,426    135,107           77,520   212,627
 Time deposits
   (greater than) $100,000           5,917      5,876      25,886     37,679           18,997    56,676
 Short-term borrowings              44,420          -           -     44,420                -    44,420
 Note payable                        2,500          -           -      2,500                -     2,500
                                  --------   --------    --------   --------          -------   -------
   Total interest-bearing
    liabilities                   $467,062     28,099     112,312    607,473           96,517   703,990
                                  --------   --------    --------   --------          -------   -------

Interest sensitivity gap          (335,336)     8,329      39,964   (287,043)         425,422   138,379
                                  ========   ========    ========   ========          =======   =======

Cumulative gap                    (335,336)  (327,007)   (287,043)
                                  ========   ========    ========


Relationship of gap to total
 earning assets                     (39.81)%   (38.82)%    (34.08)%
                                  ========   ========    ========

  In developing the classifications used for this table, it was necessary to make certain assumptions in assigning assets and liabilities to different maturity categories. For example, interest-bearing demand and savings are subject to immediate withdrawal and as such are presented as repricing in 30 days or less even though their balances have historically not shown significant sensitivity to changes in interest rates.

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

                                      1995    1994    1993
                                     ------  ------  ------

     Return on average assets         1.06%   0.99%   1.12%
     Return on average equity        15.39   14.72   16.56
     Dividend payout ratio           11.00   12.72    9.34
     Average stockholders' equity
       to average total assets        6.91    6.75    6.79


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Index to Consolidated Financial Statements:                          Page
     -------------------------------------------                          ----

          Independent Auditors' Report...................................  41

          Consolidated Balance Sheets as of December 31, 1995
             and 1994....................................................  42

          Consolidated Statements of Operations for the years
             ended December 31, 1995, 1994 and 1993......................  44

          Consolidated Statements of Stockholders' Equity
             for the years ended December 31, 1995, 1994
             and 1993....................................................  46

          Consolidated Statements of Cash Flows for the years
             ended December 31, 1995, 1994 and 1993......................  47

          Notes to Consolidated Financial Statements.....................  49

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors and Stockholders
Central Bancorporation, Inc.
Fort Worth, Texas:

We have audited the consolidated financial statements of Central Bancorporation, Inc. (formerly Texas Security Bancshares, Inc.) and subsidiaries (the Company) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Central Bancorporation, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in note 1 to the consolidated financial statements, the Company changed its method of accounting for impairment of loans receivable in 1995 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 114 "Accounting By Creditors for Impairment of a Loan", as amended by Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." As discussed in note 1, the Company changed its method of accounting for investment securities in 1994 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Also as discussed in notes 1 and 11, the Company changed its method of accounting for income taxes in 1993 to adopt the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."


                                          /s/ KPMG Peat Marwick LLP

Fort Worth, Texas
February 1, 1996

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                          Consolidated Balance Sheets
                           December 31, 1995 and 1994


Assets                                                        1995         1994
- ------                                                    ------------  -----------

Cash and due from banks (note 2)                          $ 51,682,644   46,046,386

Interest-bearing demand deposits in other banks                172,617      267,925

Federal funds sold                                                   -   25,100,000
                                                          ------------  -----------

   Total cash and cash equivalents                          51,855,261   71,414,311
                                                          ------------  -----------


Investment securities available-for-sale (note 3)          155,601,882  163,108,986

Investment securities held-to-maturity (fair values of
 $357,180,631 and $324,138,591 at December 31, 1995
 and 1994, respectively) (note 3)                          355,447,926  341,578,987

Loans (note 4):
 Loans, net of unearned discount                           331,146,028  272,825,001
 Less allowance for loan losses                              4,671,819    3,871,653
                                                          ------------  -----------

   Net loans                                               326,474,209  268,953,348
                                                          ------------  -----------

Premises and equipment, net (note 5)                        22,281,915   21,090,898

Accrued interest receivable                                  9,443,032    7,028,363

Other real estate owned, net (note 6)                          129,160      352,211

Excess of cost over net assets acquired,
 net of applicable amortization                                741,068      907,752

Federal income taxes receivable (note 11)                            -      523,524

Deferred Federal income taxes, net (note 11)                 2,297,102    3,626,813

Other assets                                                 2,362,212    2,980,357
                                                          ------------  -----------

                                                          $926,633,767  881,565,550
                                                          ============  ===========




                                                            (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                     Consolidated Balance Sheets, Continued



Liabilities and Stockholders' Equity                              1995           1994
- ------------------------------------                          -------------  ------------

Deposits (note 7):
 Noninterest-bearing demand                                   $147,430,934   137,157,797
 Interest-bearing demand                                       311,724,814   252,959,937
 Savings                                                        76,041,682    67,145,836
 Time, $100,000 and over                                        56,675,896    53,383,374
 Other time                                                    212,626,503   212,298,950
                                                              ------------   -----------

  Total deposits                                               804,499,829   722,945,894
                                                              ------------   -----------

Short-term borrowings (note 8)                                  44,419,993    89,598,888

Note payable (note 9)                                            2,500,000       500,000

Dividends payable                                                  261,672       261,672

Accrued interest payable                                         2,502,361     1,982,687

Federal income taxes payable (note 11)                              39,476             -

Other liabilities (note 12)                                      5,081,525    10,950,102
                                                              ------------   -----------

  Total liabilities                                            859,304,856   826,239,243
                                                              ------------   -----------

Stockholders' equity (note 10):
 Common stock, $2.50 par value, 5,000,000
  shares authorized, 2,616,723 shares issued
  and outstanding                                                6,541,808     6,541,808

 Additional paid-in capital                                     16,578,010    16,578,010

 Retained earnings                                              44,574,243    36,104,018

 Unrealized loss on investment securities
  available-for-sale, net of deferred Federal income
  taxes of $188,102 and $2,007,813 at December 31,
  1995 and 1994, respectively                                     (365,150)   (3,897,529)
                                                              ------------   -----------

  Total stockholders' equity                                    67,328,911    55,326,307

Commitments and contingencies (notes 9, 11, 13, 14 and 15)
                                                              ------------   -----------
                                                              $926,633,767   881,565,550
                                                              ============   ===========



See accompanying notes to consolidated financial statements.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                     Consolidated Statements of Operations
                  Years ended December 31, 1995, 1994 and 1993


                                                             1995         1994        1993
                                                         ------------  ----------  ----------

Interest income:
 Interest and fees on loans (note 4)                      $27,624,426  21,690,425  18,810,058
 Interest and dividends on investment securities
  (note 3)                                                 30,980,575  26,685,769  24,429,031
 Interest on deposits in other banks                           12,868      20,365      45,357
 Interest on Federal funds sold                             1,172,513     992,953     353,650
                                                          -----------  ----------  ----------

  Total interest income                                    59,790,382  49,389,512  43,638,096
                                                          -----------  ----------  ----------

Interest expense:
 Interest on interest-bearing demand deposits               8,972,035   5,596,270   4,432,475
 Interest on savings deposits                               1,564,805   1,596,835   1,646,236
 Interest on time deposits (note 7)                        13,994,985   9,832,881   9,896,721
 Interest on short-term borrowings                          3,115,719   2,455,936     116,624
 Interest on note payable                                     141,944       8,875           -
                                                          -----------  ----------  ----------

  Total interest expense                                   27,789,488  19,490,797  16,092,056
                                                          -----------  ----------  ----------

  Net interest income                                      32,000,894  29,898,715  27,546,040

Provision for loan losses (note 4)                            900,000     500,000     200,000
                                                          -----------  ----------  ----------

  Net interest income after provision for loan losses      31,100,894  29,398,715  27,346,040
                                                          -----------  ----------  ----------

Noninterest income:
 Service charges and fees                                   9,343,305   8,262,716   7,882,492
 Gains on sales of investment securities                      133,176           -           -
 Other income                                                 927,467     783,891     163,657
                                                          -----------  ----------  ----------

  Total noninterest income                                 10,403,948   9,046,607   8,046,149
                                                          -----------  ----------  ----------




                                                            (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                Consolidated Statements of Operations, Continued



                                                               1995          1994         1993
                                                           -------------  -----------  ----------
Noninterest expenses:
 Salaries and employee benefits                             $16,376,594   15,226,382   13,837,101
 Net occupancy expense                                        2,825,738    2,712,437    2,841,755
 Equipment and data processing expense                        3,242,380    2,814,811    2,603,631
 Communications expense                                       1,357,728    1,321,311    1,243,218
 Other real estate owned expense (income), net (note 6)        (122,918)     (75,912)     144,384
 Federal deposit insurance fees                                 833,139    1,505,748    1,385,034
 Legal and professional                                       1,058,009      940,174      947,893
 Stationery and supplies                                        915,644      845,378      920,974
 Marketing expense                                              992,258      885,986      874,997
 Other operating expense                                      1,786,356    1,597,067    1,577,859
                                                            -----------   ----------   ----------

   Total noninterest expenses                                29,264,928   27,773,382   26,376,846
                                                            -----------   ----------   ----------

   Income before income taxes and
    cumulative effect of change in
    accounting for income taxes                              12,239,914   10,671,940    9,015,343
                                                            -----------   ----------   ----------

Provision (benefit) for Federal income taxes (note 11):
 Current                                                      3,213,000    2,430,000    2,177,000
 Deferred                                                      (490,000)     220,000      115,000
                                                            -----------   ----------   ----------
   Total provision for Federal income taxes                   2,723,000    2,650,000    2,292,000
                                                            -----------   ----------   ----------

   Income before cumulative effect of change
    in accounting for income taxes                            9,516,914    8,021,940    6,723,343

Cumulative effect of change in accounting for income
 taxes (note 11)                                                      -            -    1,370,000
                                                            -----------   ----------   ----------
   Net income                                               $ 9,516,914    8,021,940    8,093,343
                                                            ===========   ==========   ==========

Earnings per share:
 Income before cumulative effect of change in
  accounting for income taxes                               $      3.64         3.07         2.58
 Cumulative effect of change in accounting for
  income taxes                                                        -            -         0.53
                                                            -----------   ----------   ----------
   Net income                                               $      3.64         3.07         3.11
                                                            ===========   ==========   ==========

Weighted average number of shares outstanding                 2,616,723    2,616,723    2,603,082
                                                            ===========   ==========   ==========




See accompanying notes to consolidated financial statements.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                Consolidated Statements of Stockholders' Equity
                  Years ended December 31, 1995, 1994 and 1993


                                                     Additional               Unrealized
                                           Common     Paid-In     Retained      Gains/
                                           Stock      Capital     Earnings     (Losses)       Total
                                         ----------  ----------  -----------  -----------  -----------

Balance, December 31, 1992               $6,505,833  16,352,806  21,765,085            -   44,623,724

Net income                                        -           -   8,093,343            -    8,093,343

Cash dividends - $.29 per share                   -           -    (755,828)           -     (755,828)

Issuance of common stock,
 14,390 shares (note 10)                     35,975     225,204           -            -      261,179
                                         ----------  ----------  ----------   ----------   ----------

Balance, December 31, 1993                6,541,808  16,578,010  29,102,600            -   52,222,418

Net income                                        -           -   8,021,940            -    8,021,940

Cash dividends - $.39 per share                   -           -  (1,020,522)           -   (1,020,522)

Cumulative effect of change
 in accounting for investment
 securities, net of $1,043,503
 deferred Federal income
 taxes (note 1(c))                                -           -           -    2,025,625    2,025,625

Change in unrealized
 gains/(losses) on investment
 securities available-for-sale,
 net of $3,051,316 deferred
 Federal income taxes
 (note 1(c))                                      -           -           -   (5,923,154)  (5,923,154)
                                         ----------  ----------  ----------   ----------   ----------

Balance, December 31, 1994                6,541,808  16,578,010  36,104,018   (3,897,529)  55,326,307

Net income                                        -           -   9,516,914            -    9,516,914

Cash dividends - $.40 per share                   -           -  (1,046,689)           -   (1,046,689)

Change in unrealized gains/(losses)
 on investment securities available-
 for-sale, net of $1,819,711 deferred
 Federal income taxes (note 1(c))                 -           -           -    3,532,379    3,532,379
                                         ----------  ----------  ----------   ----------   ----------

Balance, December 31, 1995               $6,541,808  16,578,010  44,574,243     (365,150)  67,328,911
                                         ==========  ==========  ==========   ==========   ==========

See accompanying notes to consolidated financial statements.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                     Consolidated Statements of Cash Flows
                  Years ended December 31, 1995, 1994 and 1993


                                                                        1995           1994           1993
                                                                    -------------  -------------  -------------
Cash flows from operating activities:
 Net income                                                         $  9,516,914      8,021,940      8,093,343
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provisions for loan losses and losses on other
    real estate owned, net                                               942,554        400,216        673,423
   Depreciation                                                        2,739,178      2,330,089      2,041,453
   Amortization                                                          166,684        184,360        174,298
   Gains on sales of available-for-sale investment securities           (133,176)             -              -
   Net gain on sales of premises and equipment                            (7,948)       (11,503)       (19,440)
   Net gain on sales of other real estate owned                         (205,626)       (44,173)      (337,731)
   Premium amortization and discount accretion, net                      841,126      1,393,717      3,744,558
   Deferred Federal income taxes, net                                   (490,000)       220,000     (1,255,000)
   Changes in operating assets and liabilities:
    Net increase in loans held for sale                                 (405,898)      (766,001)             -
    Decrease (increase) in accrued interest receivable                (2,414,669)      (997,194)       688,498
    Decrease (increase) in Federal income taxes receivable               523,524       (245,000)      (243,205)
    Decrease (increase) in other assets                                  618,145       (246,786)      (903,869)
    Increase (decrease) in accrued interest payable                      519,674        712,726        (32,787)
    Increase in Federal income taxes payable                              39,476              -              -
    Increase (decrease) in other liabilities                          (5,868,577)     8,410,438        610,238
                                                                    ------------   ------------   ------------
     Net cash provided by operating activities                         6,381,381     19,362,829     13,233,779
                                                                    ------------   ------------   ------------

Cash flows from investing activities:
 Cash and cash equivalents received (paid) in acquisitions                     -     (1,679,778)    73,590,958
 Net decrease in interest-bearing time deposits in
  other banks                                                                  -              -         12,320
 Proceeds from maturities and principal reductions of
  investment securities:
   Available-for-sale                                                 25,933,028    103,743,230              -
   Held-to-maturity                                                   46,431,526     30,907,587    218,291,453
 Proceeds from sales of available-for-sale investment securities      30,228,601              -              -
 Purchases of investment securities:
   Available-for-sale                                                (44,123,081)   (98,884,722)             -
   Held-to-maturity                                                  (60,487,769)  (138,640,610)  (256,543,296)
 Net increase in loans                                               (58,354,994)   (35,173,884)   (29,549,687)
 Proceeds from sales of premises and equipment                            13,291         17,934         41,545
 Purchases of premises and equipment                                  (3,935,538)    (5,108,052)    (4,029,532)
 Proceeds from sales of other real estate owned                        1,026,154        127,897      1,459,651
                                                                    ------------   ------------   ------------
     Net cash provided by (used in) investing activities             (63,268,782)  (144,690,398)     3,273,412
                                                                    ------------   ------------   ------------




                                                            (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                Consolidated Statements of Cash Flows, Continued



                                                            1995           1994         1993
                                                        -------------  ------------  -----------

Cash flows from financing activities:
 Proceeds from note payable                             $  2,000,000       500,000            -
 Net increase (decrease) in deposits                      81,553,935    51,541,234   (8,077,050)
 Net increase (decrease) in short-term borrowings        (45,178,895)   86,445,209     (653,640)
 Dividends paid                                           (1,046,689)     (968,188)    (702,630)
 Proceeds from issuance of common stock                            -             -      261,179
                                                        ------------   -----------   ----------
   Net cash provided by (used in)
    financing activities                                  37,328,351   137,518,255   (9,172,141)
                                                        ------------   -----------   ----------


Net increase (decrease) in cash and cash equivalents     (19,559,050)   12,190,686    7,335,050

Cash and cash equivalents at beginning of year            71,414,311    59,223,625   51,888,575
                                                        ------------   -----------   ----------

Cash and cash equivalents at end of year                $ 51,855,261    71,414,311   59,223,625
                                                        ============   ===========   ==========


Supplemental Disclosures of Cash Flow Information:

  Cash paid for interest was $27,269,814, $18,778,071 and $16,124,843 in 1995,
    1994 and 1993, respectively.

  Cash paid for Federal income taxes was $2,650,000, $2,675,000 and $2,420,205 in 1995, 1994 and 1993, respectively.


Supplemental Disclosures of Noncash Investing Activities:

  Loans transferred to other real estate owned in 1995, 1994 and 1993 were $1,000,021, $164,493 and $559,642, respectively.

  Other real estate owned transferred to premises and equipment during 1994 and 1993 totaled $40,000 and $1,000,000, respectively.

  Proceeds from sales of other real estate owned financed through loans were $359,990, $124,001 and $619,300 in 1995, 1994 and 1993, respectively.

  Net unrealized losses on investment securities available-for-sale and the related net increase in deferred Federal income taxes were $553,252 and $188,102, respectively, as of December 31, 1995, compared to $5,905,342 and $2,007,813, respectively, as of December 31, 1994.

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Business

          Central Bancorporation, Inc. (the "Company"), a bank holding company (formerly Texas Security Bancshares, Inc.), provides a full range of banking services to individual and corporate customers through its subsidiaries and branch banks. As of December 31, 1995, the subsidiary bank, Central Bank & Trust, operated 20 branch banks in and around Tarrant County, Texas.

          The Company is subject to competition from other financial institutions. The Company is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities.

     (b)  Basis of Financial Statement Presentation

          The consolidated financial statements include the accounts of Central Bancorporation, Inc. and its subsidiaries, Central Bank & Trust, Central Bancorporation of Delaware, Inc. (formerly Texas Security Bancshares Corporation) and TSB Operations Corporation. All significant intercompany balances and transactions have been eliminated in consolidation.

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

          A substantial portion of the Company's loans are secured by real estate in local markets. In addition, other real estate owned is located in these same markets. Accordingly, the ultimate collectibility of a substantial portion of the Company's loan portfolio and the recovery of the carrying amount of other real estate owned are susceptible to changes in local market conditions.

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

          The Company does not have any securities classified as trading as of December 31, 1995.

          Investment securities have been generally acquired with the intent to hold them to maturity, as management believes the Company has the ability to do so. After reviewing Statement No. 115 and considering the implications of selling securities classified as held-to-maturity, management has classified a portion of the investment portfolio as available-for-sale. Recording such securities classified as available-for-sale at fair value upon the adoption of Statement No. 115 resulted in an increase in stockholders' equity of $2,025,625, net of tax of $1,043,503. As of December 31, 1995,
          stockholders' equity has been reduced by the net unrealized losses on investment securities available-for-sale, amounting to $365,150, net of tax of $188,102.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     (c)  Investment Securities, continued

          Mortgage-backed securities, which include privately issued collateralized mortgage obligations, represent participating interests in pools of long-term first mortgage loans originated and serviced by the issuers of the securities. Privately issued collateralized mortgage obligations are debt securities that are secured by mortgage loans or other mortgage-backed securities.

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

          Effective January 1, 1995, the Company adopted FASB Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("Statement No. 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." Management, considering current information and events regarding the borrowers ability to repay their obligations, considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Generally, impaired loans are on nonaccrual and, accordingly, cash receipts are applied to reduce the principal amount of such loans until the principal has been recovered and are recognized as interest income thereafter.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     (d)  Loans, continued

          When a loan is considered to be impaired, the amount of the impairment is measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or the fair value of the collateral if the loan is collateral dependent. The Company applies impairment measurement methods on a loan-by-loan basis. Impairment losses are included in the allowance for loan losses.

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

     (e)  Premises and Equipment

          Premises and equipment are carried at cost less accumulated depreciation. Depreciation is calculated principally on the straight-line method over the estimated useful lives of the assets.

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

          The Financial Accounting Standards Board has issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("Statement No. 121"), which establishes accounting standards for the impairment of long-lived assets such as premises and equipment, certain identifiable intangibles and goodwill. Statement No. 121 requires an impairment loss to be recognized to the extent the carrying amount exceeds the fair value of the asset. The Company will be required to adopt Statement No. 121 as of January 1, 1996. The provisions of Statement No. 121 will not have a material effect on the consolidated financial condition or operating results of the Company.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

          Effective January 1, 1993, the Company adopted the FASB Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement No. 109"), on a prospective basis. Through December 31, 1992, the Company accounted for income taxes under Accounting Principles Board Opinion 11 ("APB 11"). Statement No. 109 requires a change from the deferred method of accounting for income taxes under APB 11 to the asset and liability method. Under the deferred method, annual income tax expense is matched with pretax accounting income by providing deferred taxes at current tax rates for timing differences between the determination of net income for financial reporting and tax purposes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are to be recognized for temporary differences that will result in deductible amounts in future years and for tax loss carryforwards, if, in the opinion of management, it is more likely than not that the deferred tax assets will be realized or settled.

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     (j)  Fair Values of Financial Instruments

          Financial Accounting Standards Board Statement No. 107, "Disclosures about Fair Value of Financial Instruments" ("Statement No. 107"), requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using discounted cash flows or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

          The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

          . Cash and cash equivalents: The carrying amounts reported in the balance sheets for cash and short-term instruments approximate those assets' fair values.

          . Investment securities (including mortgage-backed securities): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments (see note 3).

          . Loans: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans (e.g., commercial real estate and rental property mortgage loans, commercial and industrial loans, financial institution loans, and agricultural loans) are estimated using discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value (see note 4).

          . Deposits: The fair values disclosed for demand deposits (e.g., interest and noninterest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate, fixed-term money market accounts and certificates of deposits approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates its fair value (see note 7).

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     (k)  Dividends from Subsidiaries

          One of the primary sources of funds for Central Bancorporation, Inc. is cash dividends from the subsidiary bank, Central Bank & Trust (CB&T). The amount of dividends that CB&T may declare is subject to regulatory restrictions. As of December 31, 1995, CB&T could declare dividends up to approximately $14,700,000 without prior regulatory approval.

     (l)  Earnings Per Share

          Earnings per share is computed on the basis of the weighted average number of shares outstanding each year. The effect of stock options for the years presented is not material.

     (m)  Statements of Cash Flows

          The Company considers all cash and due from banks, interest-bearing demand deposits in other banks, and Federal funds sold to be cash equivalents for purposes of the statements of cash flows.

     (n)  Reclassifications

          Certain amounts in 1994 and 1993 have been reclassified to conform with the 1995 presentation.


(2)  CASH AND DUE FROM BANKS

     Cash and due from banks includes reserve balances that the Company is required to maintain with a Federal Reserve bank. These required reserves are based principally on deposits outstanding and cash on hand, and were approximately $1,320,000 at December 31, 1995 and $7,169,000 at December 31, 1994.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(3)  INVESTMENT SECURITIES
     The amortized cost and fair values of investment securities as of December 31, 1995 are as follows:


                                                        Gross        Gross
                                        Amortized    Unrealized    Unrealized      Fair
                                           Cost         Gains        Losses        Value
                                       ------------  -----------  ------------  -----------
Available-for-sale
- ------------------
U.S. Treasury                          $113,577,747     740,479      (336,039)  113,982,187
U.S. Government agencies                 26,023,702     203,197       (36,555)   26,190,344
FHLB stock                                2,837,700           -             -     2,837,700
Collateralized mortgage obligations      12,604,252      14,953       (27,554)   12,591,651
                                       ------------  ----------   -----------   -----------
                                       $155,043,401     958,629      (400,148)  155,601,882
                                       ============  ==========   ===========   ===========

Held-to-maturity
- ----------------
U.S. Treasury                          $  5,028,182      31,193             -     5,059,375
State and political subdivisions         96,654,216   3,620,917      (136,970)  100,138,163
Mortgage-backed securities               70,687,400     529,330      (527,597)   70,689,133
Collateralized mortgage obligations     183,078,128     707,728    (2,491,896)  181,293,960
                                       ------------  ----------   -----------   -----------
                                       $355,447,926   4,889,168    (3,156,463)  357,180,631
                                       ============  ==========   ===========   ===========


     The amortized cost and fair values of investment securities as of December 31, 1994 are as follows:


                                                        Gross         Gross
                                        Amortized     Unrealized    Unrealized      Fair
                                           Cost         Gains         Losses        Value
                                       ------------  ------------  ------------  -----------
Available-for-sale
- ------------------
U.S. Treasury                          $ 97,311,873       13,771    (2,826,601)   94,499,043
U.S. Government agencies                 22,406,793       37,262      (554,354)   21,889,701
FHLB stock                                3,482,000            -             -     3,482,000
Mortgage-backed securities               30,573,815            -      (808,736)   29,765,079
Collateralized mortgage obligations      13,909,299            -      (436,136)   13,473,163
                                       ------------  -----------   -----------   -----------
                                       $167,683,780       51,033    (4,625,827)  163,108,986
                                       ============   ==========   ===========   ===========

Held-to-maturity
- ----------------
U.S. Treasury                          $  5,064,335            -      (108,085)    4,956,250
U.S. Government agencies                  5,527,355            -      (189,230)    5,338,125
State and political subdivisions         53,373,479      801,097    (1,195,706)   52,978,870
Mortgage-backed securities               70,456,986       35,686    (3,609,948)   66,882,724
Collateralized mortgage obligations     207,156,832            -   (13,174,210)  193,982,622
                                       ------------  -----------   -----------   -----------
                                       $341,578,987      836,783   (18,277,179)  324,138,591
                                       ============   ==========   ===========   ===========


     During 1994, investment securities with amortized cost of $100,979,079 were transferred from available-for-sale to held-to-maturity. The securities were transferred at their fair value at the date of the transfer, $99,508,729. The unrealized loss associated with those securities remains in stockholders' equity and is being amortized over the estimated lives of those securities. The amounts amortized during 1995 and 1994 were $218,821 and $139,796, respectively.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(3)  INVESTMENT SECURITIES, Continued

     During 1995, the Company realized gross gains of $133,176 on sales of available-for-sale investment securities.

     The amortized cost and fair values of investment securities at December 31, 1995, by contractual maturity, are shown below. FHLB stock is excluded from the contractual maturities as it has no specific maturity. In addition, mortgage-backed securities and collateralized mortgage obligations are excluded from the contractual maturities because they generally have contractual maturities greater than ten years, but have significantly shorter expected maturities as a result of prepayments. Management anticipates the actual maturities of mortgage-backed securities and collateralized mortgage obligations to be one to five years.


                                                  Available-for-sale          Held-to-maturity
                                               -------------------------  ------------------------
                                                Amortized       Fair       Amortized      Fair
                                                   Cost         Value        Cost         Value
                                               ------------  -----------  -----------  -----------

     Due in one year or less                   $ 49,057,817   49,420,656    8,533,399    8,593,430
     Due after one year through five years       90,543,632   90,751,875   24,826,287   25,750,860
     Due after five years through ten years               -            -   67,601,634   70,140,139
     Due after ten years                                  -            -      721,078      713,109
                                               ------------  -----------  -----------  -----------
                                                139,601,449  140,172,531  101,682,398  105,197,538

     FHLB stock                                   2,837,700    2,837,700            -            -
     Mortgage-backed securities                           -            -   70,687,400   70,689,133
     Collateralized mortgage obligations         12,604,252   12,591,651  183,078,128  181,293,960
                                               ------------  -----------  -----------  -----------
                                               $155,043,401  155,601,882  355,447,926  357,180,631
                                               ============  ===========  ===========  ===========


     Interest and dividend income on investment securities consists of the following:


                                          1995         1994        1993
                                       -----------  ----------  ----------

U.S. Treasury                          $ 6,349,870   5,222,908   6,183,362
U.S. Government agencies                 1,884,835   2,090,263   3,374,851
FHLB stock                                 185,002     160,188      10,126
State and political subdivisions         4,293,470   2,588,327   2,291,440
Mortgage-backed securities               4,873,609   5,337,778   4,023,768
Collateralized mortgage obligations     13,393,789  11,286,305   8,545,484
                                       -----------  ----------  ----------
                                       $30,980,575  26,685,769  24,429,031
                                       ===========  ==========  ==========


     The Company has entered into an agreement to loan certain available-for-sale securities to approved brokerage firms and other borrowers for which the Company receives a fee. The total par value of investment securities loaned under this agreement was $21,164,000 at December 31, 1995. Securities valued at 102% of the securities loaned collateralized this loan agreement.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(3)  INVESTMENT SECURITIES, Continued

     Investment securities with a carrying value of approximately $52,784,000 and $36,649,000 at December 31, 1995 and 1994, respectively, were pledged to secure deposits as required or permitted by law. In addition, at December 31, 1995 and 1994, investment securities with a carrying value of approximately $21,441,000 and $23,997,000, respectively, were pledged to secure available federal funds lines (see note 13). Also, at December 31, 1995, investment securities with a carrying value of approximately $43,615,000 collateralized the Company's repurchase agreements (see note 8).


(4)  LOANS AND ALLOWANCE FOR LOAN LOSSES

     Major classifications of loans as of December 31, 1995 and 1994 are summarized as follows:


                                     1995         1994
                                 ------------  -----------

     Commercial and financial    $124,363,546   92,972,210
     Purchased receivables          2,158,176       30,658
     Real estate construction       9,323,941    3,355,110
     Real estate mortgage         180,266,307  162,481,042
     Installment                   17,763,672   17,152,868
     Overdrafts                       126,034      150,701
                                 ------------  -----------
                                  334,001,676  276,142,589
     Less unearned discount         2,855,648    3,317,588
                                 ------------  -----------
                                 $331,146,028  272,825,001
                                 ============  ===========

     The carrying value of loans, net of the allowance for loan losses, totaled $326,474,209 and $268,953,348 as of December 31, 1995 and 1994,
     respectively. The fair value of the loans amounted to approximately $326,625,000 and $268,414,000 as of December 31, 1995 and 1994,
     respectively.

     At December 31, 1995 and 1994, the Company had approximately $1,172,000 and $766,000, respectively, of real estate mortgage loans classified as held for sale. Cost approximates fair value for these loans as of December 31, 1995 and 1994.

     Nonaccrual and reduced rate loans amounted to approximately $1,707,000 and $3,559,000 at December 31, 1995 and 1994, respectively. If interest on these loans had been accrued normally, additional income earned would approximate $146,000 and $147,000 for the years ended December 31, 1995 and 1994, respectively.

     As discussed in note 1(d), the Company adopted Statement No. 114 as of January 1, 1995. As of December 31, 1995, the recorded investment in impaired loans was approximately $1,480,000, including approximately $914,000 for which there was a related allowance for loan losses totaling approximately $193,000 as determined under the provisions of Statement No. 114 and approximately $566,000 for which there was no related allowance as determined in accordance with Statement No. 114. The impairment measurement for all impaired loans was based on the fair value of the underlying collateral. The average recorded investment in impaired loans during 1995 was approximately $2,315,000. No interest income was recognized on loans considered to be impaired. Interest income recorded on a cash basis for loans previously on nonaccrual and for which all principal has been collected totaled approximately $170,000.

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

     Following is a summary of activity during 1995 for such loans:


         Balance, December 31, 1994          $ 7,140,150
         Advances                              2,787,380
         Repayments                           (3,925,172)
         Other changes, due to changes in
          related party status                 4,285,867
                                             -----------
         Balance, December 31, 1995          $10,288,225
                                             ===========


     A summary of changes in the allowance for loan losses for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                                          1995         1994         1993
                                                      ------------  -----------  -----------

     Balance at beginning of year                      $3,871,653    4,071,798    4,662,845
     Additions (deductions):
        Provision                                         900,000      500,000      200,000
        Recoveries of loans previously charged off        865,930      777,383      937,407
        Loans charged off                                (965,764)  (1,477,528)  (1,728,454)
                                                       ----------   ----------   ----------
     Balance at end of year                            $4,671,819    3,871,653    4,071,798
                                                       ==========   ==========   ==========

(5)  PREMISES AND EQUIPMENT

     Premises and equipment at December 31, 1995 and 1994 consist of:


                                                    1995         1994
                                                 -----------  ----------

         Land                                    $ 5,117,615   4,757,615
         Buildings and leasehold improvements     19,718,467  17,965,652
         Furniture, fixtures and equipment        13,892,452  11,905,905
                                                 -----------  ----------
                                                  38,728,534  34,629,172
         Less accumulated depreciation            16,446,619  13,538,274
                                                 -----------  ----------
                                                 $22,281,915  21,090,898
                                                 ===========  ==========


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(6)  OTHER REAL ESTATE OWNED

     A summary of other real estate owned at December 31, 1995 and 1994 is as follows:


                                                  1995       1994
                                               ----------  ---------

         Acquired in settlement of loans       $   65,559    567,550
         Other                                  1,083,585  1,083,585
                                               ----------  ---------
                                                1,149,144  1,651,135
         Less allowance for losses on other
          real estate owned                     1,019,984  1,298,924
                                               ----------  ---------
                                               $  129,160    352,211
                                               ==========  =========


     A summary of changes in the allowance for losses on other real estate owned for the years ended December 31, 1995, 1994 and 1993 is as follows:


                                        1995         1994        1993
                                     -----------  ----------  -----------

     Balance at beginning of year    $1,298,924   1,532,216    2,564,761
     Additions (deductions):
        Provision                        42,554     (99,784)     473,423
        Disposition of properties      (321,494)   (133,508)  (1,505,968)
                                     ----------   ---------   ----------
     Balance at end of year          $1,019,984   1,298,924    1,532,216
                                     ==========   =========   ==========

(7)  DEPOSITS

     The carrying amounts and fair values of deposits as of December 31, 1995 and 1994 consisted of the following:


                                                             1995                      1994
                                                  -------------------------  ------------------------
                                                    Carrying                  Carrying
                                                     Amount     Fair Value     Amount     Fair Value
                                                  ------------  -----------  -----------  -----------

   Noninterest-bearing demand                     $147,430,934  147,430,934  137,157,797  137,157,797
   Interest-bearing demand                         311,724,814  311,724,814  252,959,937  252,959,937
   Savings                                          76,041,682   76,041,682   67,145,836   67,145,836
   Certificates of deposit, less than $100,000     165,382,720  166,728,721  168,144,682  166,531,844
   Certificates of deposit, $100,000 and over       50,766,023   51,074,362   47,320,730   46,912,181
   Other time                                       53,153,656   54,226,809   50,216,912   49,734,076
                                                  ------------  -----------  -----------  -----------
                                                  $804,499,829  807,227,322  722,945,894  720,441,671
                                                  ============  ===========  ===========  ===========


     Interest expense on certificates of deposit for $100,000 and over amounted to approximately $2,612,000, $1,685,000 and $1,612,000 in 1995, 1994 and
     1993, respectively.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(8)  SHORT-TERM BORROWINGS

     Short-term borrowings as of December 31, 1995 and 1994 are summarized as follows:


                                                    1995         1994
                                                 -----------  ----------
     Securities sold under agreements
      to repurchase ("repurchase agreements")    $37,286,628  59,137,190
     Federal funds purchased                       2,000,000           -
     FHLB advance                                          -  25,000,000
     Treasury tax and loan note                    5,133,365   5,461,698
                                                 -----------  ----------
                                                 $44,419,993  89,598,888
                                                 ===========  ==========

     The maximum amount of repurchase agreements outstanding at any month-end during 1995 was $83,100,794. The average amount of repurchase agreements outstanding during 1995 was $52,992,095. The securities collateralizing these agreements have been delivered to other financial institutions for safekeeping (see note 3).


(9)  NOTE PAYABLE

     The Company had outstanding borrowings of $2,500,000 and $500,000 as of December 31, 1995 and 1994, respectively, under the terms of a $12,500,000 revolving line of credit. This line is secured by 100% of the stock of Central Bank & Trust and has a variable interest rate equal to the lending bank's prime rate (8.5% at December 31, 1995) and matures April 1996. Any outstanding balance on the maturity date will convert to term debt with principal and interest payments due quarterly based on a five year amortization.

     The loan agreement with the lending bank contains certain covenants establishing minimum levels for tangible equity capital, return on equity, allowance for loan losses, and cash flow. The covenants also restrict the amount of dividend payments and the debt level of Central Bancorporation, Inc.. The Company is in compliance with these covenants as of December 31, 1995.


(10) STOCK OPTIONS

     The Company offers a stock option plan under a plan approved by the Board of Directors, for officers and key employees of the Company. This plan permits the granting of up to an aggregate of 250,000 shares at prices not to be less than fair market value on the date of the grant. All options are exercisable over a period of five to ten years. A summary of the stock options transactions follows:


                                                      1995     1994     1993
                                                     -------  ------  --------

     Options outstanding at beginning of year        27,760   27,760   42,150
     Options granted                                      -        -   11,110
     Options exercised                                    -        -  (14,390)
     Options canceled                                (2,500)       -  (11,110)
                                                     ------   ------  -------
     Options outstanding at end of year at prices
       ranging from $16.50 to $19.80 per share       25,260   27,760   27,760
                                                     ======   ======  =======

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(10) STOCK OPTIONS, Continued

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), which establishes a fair value based method of accounting for stock-based compensation plans. Entities are encouraged to adopt all provisions of Statement No. 123 and are required to comply with the disclosure requirements of Statement No. 123. Statement No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The provisions of Statement No. 123, if adopted, would not have a material effect on the consolidated financial condition or operating results of the Company.


(11) INCOME TAXES

     The consolidated Federal income tax expense for the years presented differs from the "expected" consolidated Federal income tax expense for those years, computed by applying the statutory U.S. Federal Corporate tax rate of 34% (35% for taxable income in excess of $10 million) to income before income taxes and cumulative effect of change in accounting for income taxes, as follows:


                                                    1995         1994        1993
                                                ------------  ----------  ----------

     Computed "expected" Federal tax expense    $ 4,183,970   3,635,179   3,065,217
     Tax-exempt interest                         (1,612,167)   (964,088)   (821,721)
     Other                                          151,197     (21,091)     48,504
                                                -----------   ---------   ---------
    Total provision for Federal income taxes    $ 2,723,000   2,650,000   2,292,000
                                                ===========   =========   =========

     The tax effects of temporary differences that give rise to significant portions of the net deferred tax asset, including the deferred tax liability, at December 31, 1995 and 1994 are presented below:


                                                             1995         1994
                                                         ------------  ----------

     Deferred tax assets:
      Allowance for loan losses                           $1,588,418   1,316,362
      Allowance for losses on other real estate owned        355,635     513,907
      Deferred compensation                                  337,715     253,402
      Unrealized loss on investment securities
       available-for-sale                                    188,102   2,007,813
      Other                                                  259,869     241,062
                                                          ----------   ---------
       Gross deferred tax assets                           2,729,739   4,332,546
                                                          ----------   ---------

     Deferred tax liabilities:
      Premises and equipment                                (380,414)   (372,686)
      Prepaid FDIC assessment                                      -    (255,000)
      Other                                                  (52,223)    (78,047)
                                                          ----------   ---------
       Gross deferred tax liabilities                       (432,637)   (705,733)
                                                          ----------   ---------

          Net deferred tax asset                          $2,297,102   3,626,813
                                                          ==========   =========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(11) INCOME TAXES, Continued

     As discussed in note 1(h), the Company adopted Statement No. 109 as of January 1, 1993. The cumulative effect of this change in accounting for income taxes of $1,370,000 is determined as of January 1, 1993 and is reported separately in the consolidated statement of operations for the year ended December 31, 1993. Based on the Company's historical ability to generate taxable income exclusive of reversing timing differences, management of the Company believes it is more likely than not that the entire deferred tax asset will be realized or settled, and accordingly, no valuation allowance has been recorded as of December 31, 1995 and 1994.


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

     The following is a summary of the plans' funded status as of December 31, 1995 and 1994:


                                                             1995                        1994
                                                  ---------------------------  --------------------------
                                                   Qualified    Nonqualified    Qualified   Nonqualified
                                                      Plan          Plan          Plan          Plan
                                                  ------------  -------------  -----------  -------------

   Plan assets (principally marketable
      securities) at estimated fair value         $ 8,436,103              -    7,493,823              -
   Projected benefit obligation (including
      accumulated benefit obligation of
      $6,143,190 and $5,545,994 at
      December 31, 1995 and 1994,
      respectively, for the qualified plan
      and $125,131 and $41,142 at
      December 31, 1995 and 1994,
      respectively, for the nonqualified plan)     (7,719,923)      (390,472)  (6,659,103)      (372,273)
                                                  -----------   ------------   ----------   ------------
                                                      716,180       (390,472)     834,720       (372,273)
   Unamortized net asset existing at date of
      adoption of FASB Statement No. 87              (410,848)             -     (489,797)             -
   Unamortized net liability existing at date
      of plan initiation                                    -        215,208            -        231,763
   Unrecognized prior service cost                   (207,420)             -     (225,139)             -
   Unrecognized net loss (gain) from
      actuarial experience                           (485,528)        57,712     (462,706)        90,510
                                                  -----------   ------------   ----------   ------------
   Net pension liability - included in
      other liabilities                           $  (387,616)      (117,552)    (342,922)       (50,000)
                                                  ===========   ============   ==========   ============

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(12) EMPLOYEE BENEFITS, Continued

     The weighted-average discount rate and the rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7.25% and 4.50%, respectively, in 1995, and 8.50% and 5.00%, respectively, in 1994. The weighted-average expected long- term rate of return on plan assets was 8.50% in 1995 and 1994. The vested benefit obligation was $5,561,353 and $5,053,246 at December 31, 1995 and 1994, respectively, for the qualified plan and $58,060 and $23,700 at December 31, 1995 and 1994, respectively, for the nonqualified plan.

     The net pension income (expense) includes the following components:


                                                         1995        1994       1993
                                                      -----------  ---------  ---------

     Service cost                                     $ (333,840)  (340,688)  (214,150)
     Interest cost on projected benefit obligation      (548,692)  (506,662)  (490,780)
     Actual return (loss) on plan assets               1,368,405   (124,144)   466,783
     Other - net                                        (598,119)   864,858    274,351
                                                      ----------   --------   --------
                                                      $ (112,246)  (106,636)    36,204
                                                      ==========   ========   ========


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

     In 1993, the Company implemented a savings plan under Section 401(k) of the Internal Revenue Code which covers substantially all employees after one year of continuous employment. Under this plan, the employees may contribute up to 15% of their pre-tax earnings into various savings alternatives. The Company matches one-half of each employee's contribution up to 6% of the employee's earnings. The Company's contribution expense under this plan totaled approximately $223,000, $194,000 and $115,000 in 1995, 1994 and 1993, respectively.

     In 1993, the Company implemented a deferred compensation plan for the purpose of attracting and retaining key employees. The amount of deferred compensation for each participant is determined based on earnings per share of the Company and the relative importance of the participant's position's contribution to increases in earnings per share. Distributions under the plan would be made upon the occurrence of a triggering event, as defined in the plan agreement. Triggering events include termination of employment with the Company for reasons other than "cause" as defined in the plan, the death or disability of the participant, expiration of the plan or the sale of the Company. The Company's deferred compensation expense under this plan totaled $294,000, $220,000 and $151,000 in 1995, 1994 and 1993,
     respectively. The maximum contingent liability under this plan approximated $1,786,000 as of December 31, 1995.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(12) EMPLOYEE BENEFITS, Continued

     The Company has entered into deferred compensation agreements with certain key individuals in the organization. Under the terms of the agreements, unless the agreements are terminated by the Company, the individuals, upon reaching their retirement date as defined in the agreements, would receive specified monthly benefits for ten years. Although the benefit obligation is unsecured and payable from the Company's general assets, the Company does have life insurance policies which are intended as funding sources for the obligations. The Company's deferred compensation expense under these agreements totaled approximately $41,000, $37,000 and $32,000 in 1995, 1994 and 1993, respectively.

     The Company does not provide post-retirement or post-employment health and life insurance benefits to its employees.


(13) COMMITMENTS AND CONTINGENCIES

     In the normal course of business, various commitments and contingent liabilities are outstanding, such as standby letters of credit and commitments to extend credit, which are not reflected in the consolidated financial statements. Management does not anticipate any significant losses as a result of these transactions. Commitments to extend credit totaled approximately $66,433,000 and standby letters of credit totaled approximately $2,263,000 as of December 31, 1995 (see note 14).

     The Company and its subsidiaries are defendants in various legal proceedings arising in connection with their business. It is the best judgment of management that neither the consolidated financial position nor results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

     At December 31, 1995, Central Bank & Trust had three unused Federal Funds lines of credit with other banks. One line, in the amount of $10,000,000, has a variable interest rate based on the lending bank's daily Federal funds rate, and is due on demand, or if no demand is made, the line matures on March 1, 1996. This line is collateralized by investment securities with a carrying value of approximately $21,441,000 as of December 31, 1995.

     The second line, in the amount of $30,000,000, has a variable interest rate based on the lending bank's daily Federal funds rate, and matures April 30, 1996. This line is unsecured up to $10,000,000. For advances above $10,000,000, Central Bank & Trust would be required to pledge U.S. Treasury or U.S. Government agency securities equal to 110% of any advances drawn on the line.

     The third line is in the amount of $15,000,000 and has a variable interest rate based on the lending bank's daily federal funds rate. This line would require collateral of U.S. Treasury or U.S. Government agency securities equal to 110% of any advances drawn on the line if the line has an amount outstanding for five consecutive days. This line matures July 31, 1996.

     Additionally, the Company has two $1,000,000 lines of credit for the issuance of standby letters of credit. Both of these lines mature in 1996.

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


(15) SUBSEQUENT EVENT

     In November 1995, the Company entered into an agreement and plan of reorganization to acquire First American Savings Bank (First American), Bedford, Texas. The transaction is anticipated to close February 29, 1996.

     The transaction is expected to result in an increase in the Company's consolidated assets of approximately $150 million at the acquisition date. The acquisition will be accounted for as a purchase with, to the extent possible, the assets and liabilities of First American recorded at their fair market values as of the purchase date.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(16) PARENT COMPANY INFORMATION

     The following is condensed financial information for the parent company, Central Bancorporation, Inc.:


CONDENSED BALANCE SHEETS
- ------------------------
                                                               December 31,
                                                        -------------------------
                                                            1995         1994
                                                        ------------  -----------
 Assets
 ------

 Cash and cash equivalents                              $   415,764      197,096
 Investment in wholly owned subsidiaries, at equity:
  Bank and bank holding company subsidiaries             69,879,940   56,086,887
  Nonbank subsidiary                                          1,000        1,000
 Deferred Federal income taxes, net                         209,042      149,042
 Other assets, including premises and equipment             502,688      422,930
                                                        -----------   ----------
                                                        $71,008,434   56,856,955
                                                        ===========   ==========

 Liabilities and Stockholders' Equity
 ------------------------------------

 Note payable                                           $ 2,500,000      500,000
 Other liabilities                                        1,179,523    1,030,648
                                                        -----------   ----------
                                                          3,679,523    1,530,648
 Stockholders' Equity                                    67,328,911   55,326,307
                                                        -----------   ----------
                                                        $71,008,434   56,856,955
                                                        ===========   ==========


CONDENSED STATEMENTS OF OPERATIONS
- ----------------------------------
                                                              Years ended December 31,
                                                        ------------------------------------
                                                            1995         1994         1993
                                                        -----------   ----------   ---------

 Total income                                           $    18,535       72,943      66,101
                                                        -----------   ----------   ---------

 Expenses:
  Salaries and employee benefits                            756,163      665,453     524,621
  Other                                                     405,632      318,046     435,825
                                                        -----------   ----------   ---------
   Total expenses                                         1,161,795      983,499     960,446
                                                        -----------   ----------   ---------

   Loss before Federal income tax
    benefit and equity in undistributed
    income of subsidiaries                               (1,143,260)    (910,556)   (894,345)

 Federal income tax benefit                                 399,500      319,600     319,540
                                                        -----------   ----------   ---------

   Loss before equity in undistributed
    income of subsidiaries                                 (743,760)    (590,956)   (574,805)

 Equity in undistributed income of bank
  and bank holding company subsidiaries                  10,260,674    8,612,896   8,668,148
                                                        -----------   ----------   ---------
   Net income                                           $ 9,516,914    8,021,940   8,093,343
                                                        ===========   ==========   =========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (formerly Texas Security Bancshares, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements


(16) PARENT COMPANY INFORMATION, Continued


     CONDENSED STATEMENTS OF CASH FLOWS
     -----------------------------------
                                                                    Years ended December 31,
                                                             --------------------------------------
                                                                 1995         1994         1993
                                                             ------------  -----------  -----------

     Cash flows from operating activities:
      Net income                                             $  9,516,914    8,021,940    8,093,343
      Adjustments to reconcile net income to net
       cash used in operating activities:
        Depreciation and amortization                              19,223       30,412       44,449
        Changes in operating assets and liabilities:
         Increase in investment in bank and
          bank holding company subsidiaries                   (10,260,674)  (8,612,896)  (8,668,148)
         Decrease in amount due from bank subsidiary                    -            -        4,200
         Decrease in Federal income taxes receivable                    -          147       19,743
         Increase in deferred Federal income taxes                (60,000)     (40,000)    (109,042)
         Decrease (increase) in other assets                      (95,381)     (41,468)      29,979
         Increase in other liabilities                            148,875      174,604        5,688
                                                             ------------   ----------   ----------
          Net cash used in operating activities                  (731,043)    (467,261)    (579,788)
                                                             ------------   ----------   ----------

     Cash flows from investing activities:
      Purchases of premises and equipment                          (3,600)     (11,084)      (9,424)
                                                             ------------   ----------   ----------
          Net cash used in investing activities                    (3,600)     (11,084)      (9,424)
                                                             ------------   ----------   ----------

     Cash flows from financing activities:
      Proceeds from note payable                                2,000,000      500,000            -
      Dividends paid                                           (1,046,689)    (968,188)    (702,630)
      Issuance of common stock                                          -            -      261,179
                                                             ------------   ----------   ----------
          Net cash provided by (used in)
            financing activities                                  953,311     (468,188)    (441,451)
                                                             ------------   ----------   ----------

     Net increase (decrease) in cash and cash equivalents         218,668     (946,533)  (1,030,663)

     Cash and cash equivalents at beginning of year               197,096    1,143,629    2,174,292
                                                             ------------   ----------   ----------

     Cash and cash equivalents at end of year                $    415,764      197,096    1,143,629
                                                             ============   ==========   ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the twenty-four (24) month period ended December 31, 1995.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information set forth under the caption "PROPOSAL NO. 1: ELECTION OF DIRECTORS" on pages 4 through 6 of the Corporation's Proxy Statement dated March 7, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, the information set forth under the caption "STOCK OWNERSHIP -Compliance with
Section 16(a) of the Securities Exchange Act of 1934" on page 11 of such Proxy Statement, and the information set forth under the caption "EXECUTIVE OFFICERS OF THE CORPORATION" on pages 12 and 13 of Part I of this report is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information set forth under the caption "EXECUTIVE COMPENSATION AND OTHER INFORMATION" on pages 11 through 26 of the Corporation's Proxy Statement dated March 7, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information with respect to shareholders of the Corporation who are known to be beneficial owners of more than five percent (5%) of the outstanding shares of Common Stock of the Corporation set forth under the caption "STOCK OWNERSHIP - By Others" on pages 9 and 10 of the Corporation's Proxy Statement dated March 7, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference. The information relating to the beneficial ownership of the outstanding shares of Common Stock of the Corporation by its directors and executive officers set forth under the caption "STOCK OWNERSHIP - By Management" on pages 7 through 9 of the Corporation's Proxy Statement dated March 7, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the caption "CERTAIN TRANSACTIONS" on page 26 of the Corporation's Proxy Statement dated March 7, 1996, relating to the 1996 Annual Meeting of Shareholders of the Corporation, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  (1)   Financial Statements.  The following financial statements are
           --------------------
           included in "Part II, Item 8. Financial Statements and Supplementary Data":

           Independent Auditor's Report

           Consolidated Balance Sheets as of December 31, 1995 and 1994

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Stockholders' Equity for the years ended December 31, 1995, 1994 and 1993

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993

           Notes to Consolidated Financial Statements

     (2)   Financial Statement Schedules.  All schedules are omitted because
           -----------------------------
           they are not applicable or the required information is shown in the financial statements or notes thereto.

     (3)   Exhibits.  The following exhibits are filed as a part of this
           --------
           report:

     3(a) Articles of Incorporation of the Corporation, and all amendments thereto (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form 10 filed April 30,
           1987)

     3(b) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on May 11, 1988 (incorporated herein by reference to Exhibit 3(b) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 filed April 5, 1989)

     3(c) Articles of Amendment to the Articles of Incorporation of the Corporation filed with the Secretary of State of Texas on April 10, 1995*

     3(d)  Amended and Restated Bylaws of the Corporation*

     10(a) Central Bancorporation, Inc.'s 1988 Incentive Stock Option Plan
           (incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1988 filed April 5, 1989)

     10(b) Central Bancorporation, Inc.'s Executives' Deferred Compensation Plan
           (incorporated herein by reference to Exhibit 10.4 to the Corporation's Registration Statement on Form 10 filed April 30, 1987)

     10(c) Comprehensive Banking System License and Service Agreement between the Corporation and Citicorp. Information Resources, Inc., dated March 27, 1991 (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 1991 filed March 30, 1992)

     10(d) Retirement Trust for Employees of Central Bancorporation, Inc. and
           Affiliates as Amended and Restated effective January 1, 1993 (incorporated herein by reference to Exhibit 10(i) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(e) Retirement Plan for Employees of Central Bancorporation, Inc. and
           Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(j) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(f) First Supplement to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(k) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(g) Second Supplement to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(l) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(h) Third Supplement to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(i) Amendment One to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(m) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed March 28, 1995)

     10(j) Amendment Two to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed March 28, 1995)

     10(k) Amendment Three to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989 and

           Amendment One to Retirement Trust for Employees of Central Bancorporation, Inc. and Affiliates as Amended and Restated Effective January 1, 1993*

     10(l) Amendment Four to Retirement Plan for Employees of Central
           Bancorporation, Inc. and Affiliates as Amended and Restated effective January 1, 1989*

     10(m) Executive Deferred Compensation Plan of Central Bancorporation, Inc.
           (incorporated herein by reference to Exhibit 10(n) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(n) Executive Deferred Compensation Plan of Central Bank & Trust
           (incorporated herein by reference to Exhibit 10(o) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(o) Letter agreement between Central Bancorporation, Inc. and Brian W.
           Garrison regarding additional payment in conjunction with the Executive Deferred Compensation Plan of Central Bank & Trust, dated July 26, 1993 (incorporated herein by reference to Exhibit 10(p) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 filed March 30, 1994)

     10(p) Restoration Retirement Plan for Certain Employees of Central
           Bancorporation, Inc. and Affiliates, effective as of January 1, 1994 (incorporated herein by reference to Exhibit 10(r) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed March 28, 1995)

     10(q) Trust Agreement for Restoration Retirement Plan for Certain Employees of Central Bancorporation, Inc. and Affiliates, effective as of January 1, 1994 (incorporated herein by reference to Exhibit 10(s) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed March 28, 1995)

     10(r) Loan Agreement by and between Central Bancorporation, Inc., as borrower, and The Frost National Bank, as lender, dated October 12, 1994; Revolving Credit Note in the original principal amount of $12,500,000; and related Security Agreement-Pledge (incorporated herein by reference to Exhibit 10(t) to the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed March 28, 1995)

     10(s) Agreement and Plan of Reorganization by and between Central
           Bancorporation,Inc. and First American Savings Bank, S.S.B. and joined in by Patsy R. Smith, dated November 9, 1995 (incorporated herein by reference to Exhibit 2.01 to the Corporation's Current Report on Form 8-K for event dated February 29, 1996 filed March 15,
           1996)

     10(t) Agreement and Plan of Merger between New Bedford Bank, S.S.B. and
           First American Savings Bank, S.S.B. and joined in by Central Bancorporation, Inc., dated January 23, 1996 (incorporated herein by reference to Exhibit 2.02 to the

           Corporation's Current Report on Form 8-K for event dated February 29, 1996 filed March 15, 1996)

     11    Computation of Earnings Per Common Share*

     21    Subsidiaries of the Corporation*

     24    Special Power of Attorney*

     27    Financial Data Schedule*

- --------------------
           *  Filed herewith.

(b)        Reports on Form 8-K.
           -------------------

           No reports on Form 8-K were filed by the Corporation during the last quarter of 1995.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CENTRAL BANCORPORATION, INC.



DATE:  March 25, 1996               /s/ J. Andy Thompson
                                    ---------------------------------------
                                    J. Andy Thompson, Chairman of the Board
                                    and Chief Executive Officer

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on this 25th day of March, 1996.


          SIGNATURE                      TITLE
          ---------                      -----



/s/ J. Andy Thompson               Chairman of the Board and Chief Executive
- ------------------------------     Officer and Director (Principal Executive
J. Andy Thompson                   Officer)



/s/ Michael J. Tyler               Senior Vice President, Chief Financial
- ------------------------------     Officer and Treasurer (Chief Accounting
Michael J. Tyler                   Officer & Chief Financial Officer)



Richard L. Brown*                  Director
- ------------------------------
Richard L. Brown



Ervin D. Cruce*                    Director
- ------------------------------
Ervin D. Cruce



Nancy W. Smith*                    Director
- ------------------------------
Nancy W. Smith

C. Rhea Thompson*                  Director
- ------------------------------
C. Rhea Thompson



F. D. Thompson, Jr.*               Director
- ------------------------------
F. D. Thompson, Jr.



Kelly R. Thompson*                 Director
- ------------------------------
Kelly R. Thompson



/s/ J. Andy Thompson
- ------------------------------
* J. Andy Thompson, as Attorney-in-
Fact for each of the persons indicated

                                 EXHIBIT INDEX

Exhibit                            Description                          Page No.
- ---------                          -----------                          --------
3(c)        Articles of Amendment to the Articles of Incorporation of     ___
            the Corporation filed with the Secretary of State of Texas on April 10, 1995

3(d)        Amended and Restated Bylaws of the Corporation                ___

10(k)       Amendment Three to Retirement Plan for Employees of           ___
            Central Bancorporation, Inc. and Affiliates as Amended
            and Restated effective January 1, 1989 and Amendment
            One to Retirement Trust for Employees of Central
            Bancorporation, Inc. And Affiliates as Amended and
            Restated Effective January 1, 1993

10(l)       Amendment Four to Retirement Plan for Employees of            ___
            Central Bancorporation, Inc. and Affiliates as Amended
            and Restated effective January 1, 1989

11          Computation of Earnings Per Common Share                      ___

21          Subsidiaries of the Corporation                               ___


24          Special Power of Attorney                                     ___

27          Financial Data Schedule                                       ___