Form 10-Q
period 1996-03-31
CENTRAL BANCORPORATION INC /TX
filed 1996-05-13
CIK 813764

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1996; or

[   ]  Transition report pursuant to Section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _____________________ to ______________________.

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



                                   No Change
- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    -----

   The number of shares of common stock, $2.50 par value, outstanding at March 31, 1996 was 2,616,723 shares.

                         CENTRAL BANCORPORATION, INC.
                         ----------------------------

                                     INDEX


PART I - FINANCIAL INFORMATION                                  Page No.
- ------------------------------                                  --------


       Item 1.      Financial Statements
       -------


       Consolidated Balance Sheets at March 31, 1996 (unaudited)
             and at December 31, 1995 (audited)                      3


       Consolidated Statements of Earnings for the Three Months
             Ended March 31, 1996 and 1995 (unaudited)               4


       Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1996 and 1995 (unaudited)               5


       Notes to Consolidated Financial Statements (unaudited)        7


       Item 2.      Management's Discussion and Analysis of
       -------      Financial Condition and Results of Operations    8


PART II - OTHER INFORMATION
- ---------------------------


       Item 1.      Legal Proceedings                               22
       -------


       Item 2.      Change in Securities                            22
       -------


       Item 3.      Defaults Upon Senior Securities                 22
       -------


       Item 4.      Submission of Matters to a Vote of
       -------      Security Holders                                22



       Item 5.      Other Information                               23
       -------


       Item 6.      Exhibits and Reports on Form 8-K                23
       -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                          CONSOLIDATED BALANCE SHEETS
                MARCH 31, 1996 (UNAUDITED) AND DECEMBER 31, 1995


Assets                                               1996            1995
- ------                                          --------------  ------------

Cash and due from banks                         $   46,731,240    51,682,644
Interest-bearing deposits in other banks             1,293,747       172,617
Federal funds sold                                   6,000,000             -
                                                --------------   -----------
   Total cash and cash equivalents                  54,024,987    51,855,261
                                                --------------   -----------
Investment securities available-for-sale           163,059,809   155,601,882
Investment securities held-to-maturity             346,344,303   355,447,926
Loans:
  Loans, net of unearned discount                  465,529,805   331,146,028
  Less allowance for loan losses                     5,461,009     4,671,819
                                                --------------   -----------
   Net loans                                       460,068,796   326,474,209
                                                --------------   -----------
Premises and equipment, net                         26,647,522    22,281,915
Accrued interest receivable                          9,392,677     9,443,032
Other real estate owned, net                         1,046,058       129,160
Excess of cost over net assets acquired,
  net of applicable amortization                    10,896,934       741,068
Deferred income taxes                                2,116,888     2,297,102
Other assets                                         3,524,610     2,362,212
                                                --------------   -----------
                                                $1,077,122,584   926,633,767
                                                ==============   ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits:
  Noninterest-bearing demand                    $  163,113,348   147,430,934
  Interest-bearing demand                          331,270,244   311,724,814
  Savings                                           86,276,835    76,041,682
  Time, $100,000 and over                           79,674,358    56,675,896
  Other time                                       287,140,063   212,626,503
                                                --------------   -----------
   Total deposits                                  947,474,848   804,499,829
                                                --------------   -----------
Short-term borrowings                               34,015,337    44,419,993
Note payable                                        12,500,000     2,500,000
Dividends payable                                      261,672       261,672
Accrued interest payable                             2,598,354     2,502,361
Federal income taxes payable                           438,179        39,476
Other liabilities                                   10,467,437     5,081,525
                                                --------------   -----------
     Total liabilities                           1,007,755,827   859,304,856
                                                --------------   -----------

Stockholders' equity:
  Common stock, $2.50 par value,
   5,000,000 shares authorized and 2,616,723
   shares issued                                     6,541,808     6,541,808
  Additional paid-in capital                        16,578,010    16,578,010
  Retained earnings                                 46,958,380    44,574,243
  Unrealized loss on securities
   available-for-sale                                 (711,441)     (365,150)
                                                --------------   -----------
     Total stockholders' equity                     69,366,757    67,328,911
                                                --------------   -----------
                                                $1,077,122,584   926,633,767
                                                ==============   ===========


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF EARNINGS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                      1996         1995
                                                   -----------  -----------
Interest income:
  Interest and fees on loans                       $ 8,554,452   6,203,620
  Interest on investment securities:
   Taxable securities                                6,333,421   7,148,213
   Tax-exempt securities                             1,300,909     810,494
  Interest on deposits in other banks                    9,487       1,861
  Interest on Federal funds sold                        75,843     283,660
                                                   -----------  ----------
     Total interest income                          16,274,112  14,447,848
                                                   -----------  ----------
Interest expense:
  Interest on interest-bearing demand deposits       2,349,689   1,919,937
  Interest on savings deposits                         543,894     357,046
  Interest on time deposits                          4,082,134   3,155,714
  Interest on short-term borrowings                    410,087   1,230,206
  Interest on note payable                             126,636      18,396
                                                   -----------  ----------
     Total interest expense                          7,512,440   6,681,299
                                                   -----------  ----------
     Net interest income                             8,761,672   7,766,549
  Provision for loan losses                            225,000     225,000
                                                   -----------  ----------
     Net interest income after provision
      for loan losses                                8,536,672   7,541,549
                                                   -----------  ----------

Noninterest income:
  Service charges and fees                           2,613,401   2,199,352
  Other income                                         281,899     148,199
                                                   -----------  ----------
     Total noninterest income                        2,895,300   2,347,551
                                                   -----------  ----------

Noninterest expenses:
  Salaries and employee benefits                     4,684,756   3,971,831
  Net occupancy expense                                701,416     657,208
  Equipment and data processing expense                895,939     761,219
  Communication expense                                394,164     339,153
  Other real estate owned expense (income), net          4,687     (46,748)
  Federal deposit insurance fees                        27,081     398,100
  Legal and professional                               326,387     233,263
  Stationery and supplies                              212,316     217,116
  Marketing expense                                    227,381     208,104
  Other operating expenses                             571,244     410,807
                                                   -----------  ----------
     Total noninterest expenses                      8,045,371   7,150,053
                                                   -----------  ----------

     Income before Federal income taxes              3,386,601   2,739,047
Provision for Federal income taxes                     740,790     656,000
                                                   -----------  ----------
     Net income                                    $ 2,645,811   2,083,047
                                                   ===========  ==========

Net income per share                                     $1.01         .80
                                                   ===========  ==========

Weighted average number of shares outstanding        2,616,723   2,616,723
                                                   ===========  ==========


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                              1996           1995
                                                          -------------  ------------

Cash flows from operating activities:
 Net income                                               $  2,645,811     2,083,047
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses and losses on other               255,290       225,000
    real estate owned, net
   Depreciation                                                648,453       648,512
   Amortization of intangibles                                  71,827        49,368
   Premium amortization and discount accretion, net            152,223       102,800
   Net gain on sales of other real estate owned                (38,971)      (53,507)
   Net gain on sales of premises and equipment                       -        (1,948)
   Deferred Federal income taxes, net                          340,000             -
   Changes in operating assets and liabilities:
    Net increase in loans held for sale                         (7,651)     (558,492)
    Decrease in accrued interest receivable                  1,124,167       321,341
    Decrease in Federal income taxes receivable                      -       523,524
    Decrease (increase) in other assets                       (149,331)      631,967
    Increase (decrease) in accrued interest payable           (502,101)      165,289
    Increase in Federal income taxes payable                   421,688       134,236
    Increase (decrease) in other liabilities                 3,218,599    (3,270,319)
                                                          ------------   -----------
          Net cash provided by
           operating activities                              8,180,004     1,000,818
                                                          ------------   -----------

Cash flows from investing activities:
 Cash and cash equivalents paid in acquisition,
  net of cash and cash equivalents acquired                 (8,929,262)            -
 Proceeds from redemption of investment
  securities available-for-sale                                      -       829,100
 Proceeds from maturities and principal reductions
  of investment securities held-to-maturity                 14,540,188    11,158,957
 Proceeds from maturities and principal reductions
  of investment securities available-for-sale                4,491,698     1,236,211
 Purchases of investment securities held-to-maturity        (5,491,435)  (15,153,121)
 Purchases of investment securities available-for-sale      (5,192,184)   (4,049,600)
 Net increase in loans                                      (9,476,164)  (11,197,040)
 Proceeds from sales of premises and equipment                       -         3,342
 Purchases of premises and equipment                        (1,161,319)   (1,003,232)
 Proceeds from sales of other real estate owned                301,126       329,953
                                                          ------------   -----------

          Net cash used in
           investing activities                            (10,917,352)  (17,845,430)
                                                          ------------   -----------


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                            1996          1995
                                                        ------------   -----------
Cash flows from financing activities:
 Net increase in deposits                               $  6,696,800   14,674,692
 Proceeds from note payable                               10,000,000      500,000
 Net decrease in short-term borrowings                   (11,528,052)  (2,711,143)
 Dividends paid                                             (261,674)    (261,672)
                                                        ------------   ----------

     Net cash provided by
      financing activities                                 4,907,074   12,201,877
                                                        ------------   ----------

Net increase (decrease) in cash and
  cash equivalents                                         2,169,726   (4,642,735)

Cash and cash equivalents at beginning
  of period                                               51,855,261   74,716,332
                                                        ------------   ----------

Cash and cash equivalents at end of period              $ 54,024,987   70,073,597
                                                        ============   ==========

Supplemental Disclosures of Cash Flow Information:
- -------------------------------------------------

Cash paid for interest                                 $  6,818,353  $ 6,516,010

Cash paid for Federal income taxes                     $    100,000            -


Supplemental Disclosures of Non Cash Investing and Financing Activities:
- -----------------------------------------------------------------------

Loans transferred to other real estate owned           $    101,500  $    13,627

The corporation purchased all of the common stock of First American Savings
Bank, S.S.B. for $20,238,497. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including $11,309,235
 in cash and cash equivalents                          $160,382,534

Cash paid for the common stock                          (20,238,497)
                                                       ------------

   Liabilities assumed                                 $140,144,037

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

(2)    Acquisition
       -----------

       At the close of business on February 29, 1996, Central Bancorporation, Inc. acquired First American Savings Bank, S.S.B., a Texas savings bank with its principal offices in Bedford, Texas ("First American"), pursuant to an Agreement and Plan of Reorganization between the Corporation and First American and joined in by Patsy R. Smith, dated November 9, 1995 (the "Agreement").

       Under the Agreement, Central Bancorporation of Delaware, Inc., a wholly-owned subsidiary of the Corporation, formed a new bank subsidiary ("New Bank") which was merged with and into First American (the "Merger"). Pursuant to the Merger, the resulting bank acquired all of the assets and assumed all of the liabilities of the constituent banks. In connection with the Merger, the shareholders of First American received cash in the amount of $20,093,094 in exchange for their shares of common stock of First American.

       The acquisition was accounted for as a purchase with, to the extent possible, the assets and liabilities recorded at their fair market values as of assets purchase date. Accordingly, the accompanying consolidated financial statements include the acquired assets and liabilities assumed from First American as of March 31, 1996 and the results of operations from February 29, 1996.

       The following proforma financial information combines the historical results of the Corporation and First American as if the acquisition had occurred January 1, 1995. The proforma information may not be indicative of the results that actually would have occurred if the acquisition had been effected on the date indicated. In addition, the proforma financial information is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts).

                                 Three Months
                                Ended March 31,
                                 1996     1995
                                ------   ------
         Net interest income    $9,355   $8,867
         Net income              2,881    2,290
         Earnings per share       1.10     0.88

(3)    Impairment of Long-Lived Assets
       -------------------------------

       The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of "("Statement No. 121"), which establishes accounting standards for the impairment of long-lived assets such as premises and equipment, certain identifiable intangibles and goodwill. Statement No. 121 requires an impairment loss to be recognized to the extent the carrying amount exceeds the fair value of the asset. The Corporation adopted Statement No. 121 as of January 1, 1996. The provisions of Statement No. 121 did not have a material effect on the consolidated financial condition or operating results of the Corporation.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

ACQUISITION

       As discussed in note 2 in Notes to Consolidated Financial Statements, on February 29, 1996, the Corporation acquired First American Savings Bank, S.S.B.. The transaction increased total consolidated assets of the Corporation by approximately $150 million at the date of closure. The acquisition has been accounted for as a purchase with, to the extent possible, the assets and liabilites of First American recorded at their fair market values as of the purchase date.

       The acquisition is expected to improve the Corporation's market share, particularly in Northeast Tarrant County, provide real estate development and interim construction lending expertise and enhance the Corporation's mortgage servicing operation.

ANALYSIS OF EARNINGS

       Net income for the first quarter of 1996 was $2,645,811 or $1.01 per share compared to $2,083,047 or $0.80 per share for the first quarter of 1995. Per share amounts are based on average shares outstanding of 2,616,723.

       The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.

Net Interest Income

       Net interest income on a taxable equivalent basis for the first quarter of 1996 increased $1,316,000 or 15.9%, compared to the same period in 1995. The increase in net interest income is attributable to the higher level of earning assets provided by deposit growth and the acquisition of First American. Additionally, the Corporation's net interest spread and net interest margin increased 9 basis points and 16 basis points, respectively, from the first quarter of 1995. Yields on earning assets and rates on interest-bearing liabilities for the first quarter of 1996 increased from the same period last year. The net interest spread on a taxable equivalent basis increased to 3.70% for the first quarter of 1996 from 3.61% for the comparable period in 1995 and the net interest margin on taxable equivalent basis increased to 4.36% for the first quarter of 1996 from 4.20% for the same period in 1995.

       The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters ended March 31, 1996 and 1995.


                                 ANALYSIS OF CHANGES IN NET INTEREST MARGIN
                              (Dollars in Thousands - Taxable Equivalent Basis)

                                       1st Qtr. 1996 vs. 1st Qtr. 1995
                                       -------------------------------
                                              Due to    Due to     Changes
                                     Net      Changes   Changes   in Rates/
                                   Increase  In Volume  In Rates    Volume
                                   --------  ---------  --------  ---------

Earning assets                       $2,147    $1,583     $510       $ 54
Interest-bearing
 liabilities                            831       597      215         19
                                     ------    ------     ----       ----

Net interest margin before
 allocation of
 rates/volume                         1,316       986      295         35
                                     ------    ------     ----       ----
Allocation of
 rates/volume                             -        27        8        (35)
                                     ------    ------     ----       ----

Net interest margin                  $1,316    $1,013     $303       $  -
                                     ======    ======     ====       ====

Noninterest Income

       Noninterest income increased $547,749 or 23.3% for the first quarter of 1996 from the same period last year. Increases in service charges and fees are largely due to the increased customer deposit base. Due to the attractive yields in the stock and bond markets, customers have increased their use of the subsidiary banks investment services department. Mortgage services income increased 105.8% for the first quarter of 1996 from the same period last year. This increase is due to the lower interest rates on mortgage loans and resulting increases in new loan volume. The following table summarizes the major categories of noninterest income for the three months ended March 31, 1996 and 1995 (dollars in thousands).

                                 Three Months
                                Ended March 31,    $       %
                                ---------------
                                 1996     1995   Change  Change
                                -------  ------  ------  -------

  Service charges and fees       $2,090  $1,876    $214     11.4%
  Investment services income        317     174     143     82.2
  Trust fees                        262     192      70     36.5
  Mortgage services income          212     103     109    105.8
  Other income                       14       3      11    366.7
                                 ------  ------    ----    -----
    Total noninterest income     $2,895  $2,348    $547     23.3%
                                 ======  ======    ====    =====

Noninterest Expenses

       Noninterest expenses were $8,045,371 for the first quarter of 1996 compared to $7,150,053 for the first quarter of 1995, an increase of $895,318 or 12.5%. The following table summarizes the major categories of noninterest expense for the three months ended March 31, 1996 and 1995 (dollars in thousands).

                                                    Three Months
                                                   Ended March 31,      $        %
                                                   ----------------
                                                    1996     1995    Change   Change
                                                   -------  -------  -------  -------

  Salaries and employee benefits                    $4,685  $3,972    $ 713     18.0%
  Net occupancy expense                                701     657       44      6.7
  Equipment and data processing expense                896     761      135     17.7
  Communication expense                                394     339       55     16.2
  Other real estate owned expense (income), net          5     (47)      52        -
  Federal deposit insurances fees                       27     398     (371)   (93.2)
  Legal and professional                               326     233       93     39.9
  Stationery and supplies                              212     217       (5)    (2.3)
  Marketing expense                                    227     208       19      9.1
  Other operating expenses                             572     412      160     38.8
                                                    ------  ------    -----    -----
    Total noninterest expenses                      $8,045  $7,150    $ 895     12.5%
                                                    ======  ======    =====    =====

       Salaries and employee benefits for the first quarter of 1996 increased $712,925 or 18.0% over the same period in 1995 due to normal compensation increases and expanded banking operations.

       Equipment and data processing fees in the first quarter of 1996 increased $134,720 or 17.7% over the first quarter of 1995. The increase is primarily attributable to depreciation expense on new equipment and new furniture for new and remodeled banking centers.

       Federal deposit insurance fees for the first quarter of 1996 decreased $371,019 or 93.2% over the same period in 1995. The decrease is attributable to a reduction in the Federal deposit insurance premium.

       Legal and profesional fees in the first quarter of 1996 increased $93,124 or 39.9% over the first quarter of 1995 due to increased usage of outside consultants and legal counsel.

       Other operating expenses increased $160,437 or 38.8% from March 31, 1995 to March 1996 due to increases in fees and assessments, employee education and operational losses.


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

       As of March 31, 1996 the Corporation has a deferred tax asset in the amount of $2,116,888. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses and unrealized loss on securities available-for-sale, approximating $6,200,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and, accordingly, no valuation allowance has been recorded as of March 31, 1996 and December 31, 1995.


Provision for Loan Losses, Allowance for Loan Losses and Credit Quality

       The Texas economy, in general, continued a recovery which began in 1993. Job growth remains strong in Texas, including the Dallas/Fort Worth area. Unemployment in the area is below 5%, well below the national rate.

       In 1995, the real estate market, as a whole, continued to improve. The most encouraging news came from the areas of residential, retail and industrial markets. The Dallas/Fort Worth area remains one of the top residential markets in the U.S. with sales of single-family homes remaining strong. The apartment market maintained over 90% occupancy in 1995, which resulted in higher rental rates and new development. The retail market reported approximately 87% occupancy in 1995 with new development continuing, but at a slower rate. The industrial market has improved to 95% occupancy and the demand for industrial space is at an all time high. However, the office market is still having problems as many older buildings in downtown Dallas and downtown Fort Worth remain completely vacant.

       With the improving economy, the Corporation has continued to achieve moderate loan growth. Most of the growth came from small and medium size companies and from new or refinanced real estate mortgages. Additionally, with the acquisition of First American, the Corporation has increased its expertise and market share in real estate development and interim construction lending. The Corporation's loan portfolio, although concentrated in real estate, does not have any industry concentrations and is primarily extended to user occupied property.

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

                                                                    Three Months        Year Ended
                                                                  Ended March 31,      December 31,
                                                               ----------------------  -------------
                                                                  1996        1995         1995
                                                               ----------  ----------  -------------

  Balance at beginning of period                                $  4,672    $  3,872       $  3,872

  Allowance acquired from First American                             685           -              -

  Charge-offs:
    Commercial and financial loans                                    66          93            284
    Real estate loans                                                 76         312            414
    Installment loans                                                 92          42            268
                                                                --------    --------       --------
     Total                                                           234         447            966
                                                                --------    --------       --------

  Recoveries:
    Commercial and financial loans                                    52         111            493
    Real estate loans                                                 22          74            226
    Installment loans                                                 39          31            147
                                                                --------    --------       --------
     Total                                                           113         216            866
                                                                --------    --------       --------

  Net charge-offs (recoveries):
    Commercial and financial loans                                    14         (18)          (209)
    Real estate loans                                                 54         238            188
    Installment loans                                                 53          11            121
                                                                --------    --------       --------
     Total                                                           121         231            100
                                                                --------    --------       --------

  Provision charged to earnings                                      225         225            900
                                                                --------    --------       --------
  Balance at end of period                                      $  5,461    $  3,866       $  4,672
                                                                ========    ========       ========

  Amount of outstanding loans at end of period                  $465,530    $284,449       $331,146
                                                                ========    ========       ========

  Average amount of loans outstanding:
    Commercial and financial loans                              $129,632    $ 95,358       $109,606
    Real estate loans                                            227,303     166,695        175,334
    Installment loans                                             19,091      16,072         17,063
                                                                --------    --------       --------
     Total                                                      $376,026    $278,125       $302,003
                                                                ========    ========       ========

  Ratios:
  Annualized net charge-offs (recoveries) to average loans:
    Commercial and financial loans                                  0.04%      (0.08)%        (0.19)%
    Real estate loans                                               0.10        0.58           0.11
    Installment loans                                               1.11        0.28           0.71
                                                                --------    --------       --------
     Total                                                          0.13%       0.34%          0.03%
                                                                ========    ========       ========

  Balance in allowance at end of period
    to outstanding loans at end of period                           1.17%       1.36%          1.41%
                                                                ========    ========       ========

       At March 31, 1996, the allowance for loan losses was $5.461 million, or 1.17% of period-end loans, compared to $4.672 million and 1.41% at December 31, 1995 and $3.866 million or 1.36% at March 31, 1995.

       The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                               March 31, 1996  December 31, 1995
                                               --------------  -----------------
  Specific reserves by category:
    Commercial and financial loans                     $  345             $  288
    Real estate loans                                   1,323              1,270
    Installment loans                                      90                 26
    Unallocated reserves                                3,703              3,088
                                                       ------             ------
       Total allowance for loan losses                 $5,461             $4,672
                                                       ======             ======

       Net charge-offs for the quarter ended March 31, 1996 were $121,000 compared to net of $231,000 in the first quarter of 1995.

       A provision for loan losses of $225,000 was charged to earnings for the quarters ended March 31, 1996 and 1995.

       Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at March 31, 1996 totaled $5.011 million, a 172.9% increase from the $1.836 million reported at December 31, 1995 and an increase of $1.701 million or 51.4% compared to March 31, 1995 totals. The increase in nonperforming assets from March 31, 1995 to March 31, 1996 is primarily attributable to nonperforming assets acquired from First American.

       The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).

                         March 31,  December 31,  September 30,  June 30,  March 31,
                           1996         1995          1995         1995      1995
                         ---------  ------------  -------------  --------  ---------

  Nonaccrual loans          $3,740        $1,480         $1,642    $1,985     $2,986
  Other real estate
   owned                     1,046           129            614       939         89
  Restructured loans           225           227            228       231        235
                            ------        ------         ------    ------     ------
  Total nonperforming
   assets                   $5,011        $1,836         $2,484    $3,155     $3,310
                            ======        ======         ======    ======     ======

  Loans over 90 days
   past due but not
   on nonaccrual            $1,464        $  366         $  233    $  112     $    -
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

                             DISTRIBUTION OF LOANS
                             (Dollars in Thousands)

                              March 31, 1996   December 31, 1995
                              ---------------  ------------------
  Commercial and financial          $131,794            $124,364
  Purchased receivables                2,291               2,158
  Real Estate:
    Construction                      47,028               9,324
    Mortgage                         261,925             180,266
  Installment                         24,514              17,764
  Overdrafts                             115                 126
                                    --------            --------
    Total loans                      467,667             334,002
  Less unearned discount              (2,137)             (2,856)
                                    --------            --------
     Total loans, net
      of unearned discount          $465,530            $331,146
                                    ========            ========


    Net loans increased by $134.384 million or 40.6% from December 31, 1995. Loans, totaling $125.077 million, primarily real estate construction and real estate mortgage, were recorded as part of the First American acquisition. Additional growth is primarily from commercial loans and from new and refinanced real estate mortgages.


Deposits

       The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).


                                Three Months Ended  Twelve Months Ended
                                  March 31, 1996     December 31, 1995
                                ------------------  -------------------

  Noninterest-bearing demand              $147,878             $141,975
  Interest-bearing demand                  316,775              286,634
  Savings                                   79,888               66,740
  Time, $100,000 and over                   60,322               55,261
  Other time                               242,768              217,636
                                          --------             --------

    Total deposits                        $847,631             $768,246
                                          ========             ========

       Total average deposits increased $79.385 million or 10.3% from the average for the year ended December 31, 1995. Approximately $45.5 million of the increase is attributable to deposits acquired from First American as of the close of business on February 29, 1996. The remaining growth is attributable to the Corporation's expanding banking operations and favorable economic conditions.

Investment Portfolio

       Management of the investment portfolio remains very important as the loan-to-deposit ratio remains below 40% and alternative investments are examined to protect the Corporation's net interest margin. Significant investments have been made in mortgage-backed securities that provide attractive yields, minimal credit risk and a balance to the asset and liability management strategy. The principal mortgage-backed investments have been Federal Home Loan Mortgage Corporation adjustable rate mortgages and balloon mortgages, and government-backed collateralized mortgage obligations.

       Effective January 1, 1994, the Corporation adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under Statement No. 115, all securities must be classified as held-to-maturity, trading, or available-for-sale.

       Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of March 31, 1996.

       The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of March 31, 1996 (dollars in thousands).

                                                      Gross        Gross
                                         Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
                                         ---------  ----------  -----------  -------
  Available-for-sale
  ------------------
  U. S. Treasury                          $120,570         488        (471)  120,587
  U. S. Government agencies                 22,507         142         (40)   22,609
  FHLB stock                                 3,984           -           -     3,984
  Mortgage-backed securities                 2,640           -         (34)    2,606
  Collateralized mortgage obligations       13,297          18         (41)   13,274
                                          --------       -----      ------   -------

                                          $162,998         648        (586)  163,060
                                          ========       =====      ======   =======

  Held-to-maturity
  ----------------
  U.S. Treasury                           $  5,019          23           -     5,042
  State and political subdivisions          95,092       2,399        (262)   97,229
  Mortgage-backed securities                67,690         506        (907)   67,289
  Collateralized mortgage obligations      178,543         520      (3,068)  175,995
                                          --------       -----      ------   -------

                                          $346,344       3,448      (4,237)  345,555
                                          ========       =====      ======   =======

       The following schedule presents the amortized cost and fair value of the investment securities as of December 31, 1995 (dollars in thousands).

                                                      Gross       Gross
                                         Amortized  Unrealized  Unrealized    Fair
                                           Cost       Gains       Losses      Value
                                         ---------  ----------  -----------  -------
  Available-for-sale
  ------------------
  U. S. Treasury                          $113,578         740        (336)  113,982
  U. S. Government agencies                 26,024         203         (36)   26,191
  FHLB stock                                 2,838           -           -     2,838
  Collateralized mortgage obligations       12,604          15         (28)   12,591
                                          --------       -----      ------   -------

                                          $155,044         958        (400)  155,602
                                          ========       =====      ======   =======


  Held-to-maturity
  ----------------
  U.S. Treasury                           $  5,028          31           -     5,059
  State and political subdivisions          96,654       3,621        (137)  100,138
  Mortgage-backed securities                70,688         529        (528)   70,689
  Collateralized mortgage obligations      183,078         708      (2,492)  181,294
                                          --------       -----      ------   -------

                                          $355,448       4,889      (3,157)  357,180
                                          ========       =====      ======   =======

Short-term Borrowings

       In May 1994, the Corporation began borrowing by offering repurchase agreements to customers. As of March 31, 1996, through this funding source, the Corporation has $30,318,655 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on March 31, 1996 was 4.44%. These agreements were collateralized by U.S. Government securities with a market value of $43,713,660 as of March 31, 1996.

Interest Rate Sensitivity

       Asset/liability management involves the maintenance of an appropriate balance between interest-sensitive assets and interest-sensitive liabilities to reduce interest rate exposure while also providing liquidity to satisfy the cash flow requiremnt of operations to meet customers' fluctuating demands for funds, either in terms of loan requests or deposit withdrawals.

       A volatile interest rate environment combined with industry deregulation has placed has placed an increased emphasis on interest rate sensitivity management. Interest-senstive earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate sensitive assets and rate sensitive liabilities.

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

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of March 31, 1996.

               INTEREST RATE SENSITIVITY ANALYSIS AT MARCH 31, 1996
                             (Dollars in Thousands)

                                                                                  Repriced
                                                            Due in                After One
                                    Due in      Due in     91 Days      Total      Year or
                                   30 Days     31 to 90       to         Rate     Non-Rate
                                   or Less       Days      One Year   Sensitive   Sensitive   Total
                                  ----------  ----------  ----------  ----------  ---------  --------
Earning assets:
 Loans                            $ 154,498   $  24,557   $  56,643   $ 235,698    $229,832  $465,530
 Interest-bearing deposits
  in other banks                      1,294           -           -       1,294           -     1,294
 Federal funds sold                   6,000           -           -       6,000           -     6,000
 Investment securities:
  Taxable                            48,413      31,988      77,266     157,667     256,645   414,312
  Tax-exempt                              -           -       2,566       2,566      92,526    95,092
                                  ---------   ---------   ---------   ---------    --------  --------
   Total investment securities       48,413      31,988      79,832     160,233     349,171   509,404
                                  ---------   ---------   ---------   ---------    --------  --------
   Total earning assets             210,205      56,545     136,475     403,225     579,003   982,228
                                  ---------   ---------   ---------   ---------    --------  --------

Interest-bearing liabilities:
 Interest-bearing demand            331,270           -           -     331,270           -   331,270
 Savings                             67,238       2,131       5,682      75,051      11,226    86,277
 Time deposits less than $100,000    33,745      59,143     114,322     207,210      79,955   287,165
 Time deposits greater than
  $100,000                            5,341      14,552      28,347      48,240      31,410    79,650
 Other borrowings                    45,393           -           -      45,393       1,122    46,515
                                  ---------   ---------   ---------   ---------    --------  --------
   Total interest-bearing
    liabilities                     482,987      75,826     148,351     707,164     123,713   830,877
                                  ---------   ---------   ---------   ---------    --------  --------

Interest sensitivity gap          $(272,782)  $ (19,281)  $ (11,876)  $(303,939)   $455,290  $151,351
                                  =========   =========   =========   =========    ========  ========

Cumulative gap                    $(272,782)  $(292,063)  $(303,939)
                                  =========   =========   =========

Relationship of gap to
 total earning assets                (27.7)%     (29.7)%     (30.9)%
                                  =========   =========   =========


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

       The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                         March 31,   December 31,
                                            1996         1995
                                        -----------  ------------
  Tier 1 (Core Capital)
   Stockholders' equity                   $ 69,367     $ 67,329
   Plus: Unrealized loss on securities
    available-for-sale                         711          365
   Less: Excess cost over
    net assets acquired                    (10,897)        (741)
                                          --------     --------
     Total Tier 1 Capital                   59,181       66,953
                                          --------     --------
  Tier 2 (Supplementary Capital)
   Eligible portion of allowance
    for loan losses                          5,461        4,672
                                          --------     --------

  Total risk-based capital                $ 64,642     $ 71,625
                                          ========     ========
  Total risk-weighted assets              $542,593     $417,727
                                          ========     ========
  Tier 1 capital ratio                       10.91%       16.03%
  Total risk-based capital ratio             11.91%       17.15%
                                          ========     ========
  Leverage capital ratio                      5.55%        7.23%
                                          ========     ========

       The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. The Texas Department of Banking issued a 6% minimum leverage capital ratio standard for all state banks during 1991.

Liquidity

       Liquidity ratios are in excess of regulatory guidelines. The Corporation's primary internal source of liquidity is its short-term marketable assets, primarily Federal funds sold and United States Government and agency securities maturing within the next twelve months.

       The Corporation has drawn on its revolving line of credit to meet its liquidity needs in 1996 and 1995, and in particular, to fund the acquisition of First American. Dividends may also be received from the subsidiary bank, as discussed below.


Dividends

       Central Bank & Trust is subject to various restrictions imposed by the Texas Banking Code relating to the declaration and payment of dividends to the Corporation, including continued capital adequacy. As of March 31, 1996, Central Bank & Trust could declare dividends up to approximately $5,300,000 without prior regulatory approval. The Corporation believes that the policies and procedures currently in place comply with regulatory requirements.

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                      CONSOLIDATED AVERAGE BALANCE SHEETS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)



  Assets                                           1996        1995
  ------                                        ----------  ----------

  Earning assets:
    Loans                                        $376,026    $278,125
    Interest-bearing deposits in banks                555         258
    Federal funds sold                              6,059      19,347
    Investment securities:
     Taxable                                      406,181     448,894
     Tax-exempt                                    95,705      53,335
                                                 --------    --------
       Total investment securities                501,886     502,229
       Total earning assets                       884,526     799,959
                                                 --------    --------
  Cash and due from banks                          42,273      42,159
  Other real estate                                   460         290
  Other assets                                     44,024      37,004
  Less allowance for possible loan losses          (4,940)     (3,886)
                                                 --------    --------
  Total assets                                   $966,343    $875,526
                                                 ========    ========

  Liabilities and Stockholders' Equity
  ------------------------------------

  Interest-bearing liabilities:
    Deposits                                     $699,754   $592,959
    Other borrowings                               42,740     88,677
                                                 --------   --------
     Total interest-bearing liabilities           742,494    681,636
                                                 --------   --------
  Noninterest-bearing demand deposits             147,878    132,418
  Other liabilities                                 7,240      4,562
  Stockholders' equity                             68,731     56,910
                                                 --------   --------
  Total liabilities and stockholders' equity     $966,343   $875,526
                                                 ========   ========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
             CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
             THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)
                             (DOLLARS IN THOUSANDS)


                                                     1996      1995
                                                    -------  --------

  Interest income:
    Interest and fees on loans (1)                  $ 8,729  $ 6,309
    Interest on investment securities:
     Taxable securities                               6,333    7,149
     Tax-exempt (1)                                   1,971    1,227
    Interest on deposits in other banks                   9        2
    Interest on Federal funds sold                       76      284
                                                    -------  -------
       Total interest income                         17,118   14,971
                                                    -------  -------

  Interest expense:
    Interest on interest-bearing demand deposits      2,350    1,920
    Interest on savings deposits                        544      357
    Interest on time deposits                         4,082    3,156
    Interest on other borrowings                        536    1,248
                                                    -------  -------
       Total interest expense                         7,512    6,681
                                                    -------  -------
       Net interest income                            9,606    8,290
  Provision for possible loan losses                    225      225
                                                    -------  -------
       Net interest income after provision
        for possible loan losses                      9,381    8,065
                                                    -------  -------

  Other income:
    Service charges and fees                          2,613    2,200
    Other income                                        282      148
                                                    -------  -------
       Total other income                             2,895    2,348
                                                    -------  -------

  Other expenses:
    Salaries and employee benefits                    4,685    3,972
    Net occupancy expense                               702      657
    Equipment and data processing expense               895      761
    Communications expense                              394      339
    Other real estate owned expense                       5      (47)
    Federal deposit insurance fees                       27      398
    Legal and professional                              326      233
    Stationery and supplies                             212      217
    Marketing expense                                   227      208
    Other operating expenses                            572      412
                                                    -------  -------
       Total other expenses                           8,045    7,150
                                                    -------  -------
       Income before Federal income tax               4,231    3,263
  Tax equivalent adjustment                             844      524
                                                    -------  -------
       Income before Federal income taxes             3,387    2,739
  Provision for Federal income taxes                    741      656
                                                    -------  -------
       Net income                                   $ 2,646  $ 2,083
                                                    =======  =======

  (1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1996 and 1995.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
          (FORMERLY TEXAS SECURITY BANCSHARES, INC. AND SUBSIDIARIES)
                  AVERAGE INTEREST RATES AND SELECTED RATIOS
                            (TAX EQUIVALENT BASIS)
            THREE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)



                                           1996    1995
                                          ------  ------

Yields on earning assets:
 Loans (1)                                 9.31%   9.20%
 Interest-bearing deposits
  in other banks                           6.50    3.14
 Federal funds sold                        5.03    5.95
 Investment securities:
  Taxable                                  6.25    6.46
  Tax-exempt (1)                           8.26    9.33
                                          -----   -----
    Total investment securities            6.63    6.76
                                          -----   -----
    Total earning assets                   7.76    7.59
                                          -----   -----

Rates on interest-bearing liabilities:
 Deposits                                  4.00    3.78
 Other borrowings                          5.03    5.71
                                          -----   -----
    Total interest-bearing liabilities     4.06    3.98
                                          -----   -----

Net interest spread                        3.70%   3.61%
                                          =====   =====

Net interest margin                        4.36%   4.20%
                                          =====   =====

Selected ratios:
 Net income as a percent of:
  Average total assets                     1.10%   0.96%
                                          =====   =====

  Average stockholders' equity            15.44%  14.84%
                                          =====   =====

(1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1996 and 1995.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
- -------------------------------------------------------------

  The Annual Meeting of the Shareholders of the Corporation was held on April 3, 1996. The shareholders voted to elect eight directors of the Corporation and to approve the appointment of KPMG Peat Marwick as the independent public accountants of the Corporation for the fiscal year ending December 31, 1996.

  The results of the voting were as follows:


  Election of Directors:

            Name of Director          For        Against
            ----------------          ---        -------

            J. Andy Thompson        2,210,357      344

            Robert M. Doby, Jr.     2,210,357      344

            Ervin D. Cruce          2,210,357      344

            Stuart W. Murff         2,203,557    7,144

            Nancy W. Smith          2,210,357      344

            C. Rhea Thompson        2,210,357      344

            Kelly R. Thompson       2,210,357      344

            F.D. Thompson, Jr.      2,206,287    4,414

  There were no abstentions or broker non-votes regarding the election of directors.

The results of the other vote was as follows:

        Description                          For        Against
        -----------                          ---        -------
   Approval of KPMG Peat Marwick as the   2,209,197      1,504
   Corporation's independent auditors
   for the fiscal year ending
   December 31, 1996

  There were no abstentions or broker non-votes on this item.

  Item 5.  Other Information.
  ---------------------------

   Not applicable.

  Item 6.  Exhibits and Reports on Form 8-K.
  ------------------------------------------

(a) Exhibits
    --------

     10(a) Agreement and Plan of Reorganization by and between Central Bancorporation, Inc. and First American Savings Bank, S.S.B. and joined in by Patsy R. Smith, dated November 9, 1995 (1)

     10(b) Agreement and Plan of Merger between New Bedford Bank, S.S.B. and First American Savings Bank, S.S.B. and joined in by Central Bancorporation, Inc., dated January 23, 1996 (1)

     10(c) Form of Buy-Sell Agreement between the Corporation and Stuart W. Murff, Michael J. Tyler, James Prunty and Danny K. Coleman, dated March 28, 1996; and form of related Subscription Agreement between the Corporation and Stuart W. Murff, Michael J. Tyler, James Prunty and Danny K. Coleman, with dates ranging from April 26 to May 1, 1996 *

     11        Computation of Earning Per Common Share *

     27        Financial Data Schedule *

- --------------------
  * Filed herewith.

     (1) Incorporated by reference fromthe Corporation's Current Report on Form 8-K for event dated February 29, 1996 and filed March 15, 1996.

(b) Reports on Form 8-K
    -------------------

    On March 15, 1996 the Corporation filed a Current Report on Form 8-K to report that on February 29,1996, Central Bancorporation, Inc. acquired First American Savings Bank, S.S.B. This filing was amended on April 1, 1996.

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


                                   CENTRAL BANCORPORATION, INC.
                                ---------------------------------
                                            Registrant



DATE:  May 13, 1996             By:          /s/ J. Andy Thompson
                                   ---------------------------------------------
                                    J. Andy Thompson, Chairman of the Board
                                         and Chief Executive Officer



DATE:  May 13, 1996             By:          /s/ Michael J. Tyler
                                   ---------------------------------------------
                                    Michael J. Tyler, Senior Vice President
                                         and Chief Financial Officer