Form 10-Q
period 1996-06-30
CENTRAL BANCORPORATION INC /TX
filed 1996-08-09
CIK 813764

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[ X ] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934for the quarterly period ended June 30, 1996; or

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ________________ to ________________.

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

   The number of shares of common stock, $2.50 par value, outstanding at June 30, 1996 was 2,623,377 shares.

                         CENTRAL BANCORPORATION, INC.
                         ----------------------------

                                     INDEX


PART I - FINANCIAL INFORMATION                                      Page No.
- ------------------------------                                      --------


  Item 1.      Financial Statements
  -------


  Consolidated Balance Sheets at June 30, 1996 (unaudited)
        and at December 31, 1995 (audited)                             3


  Consolidated Statements of Earnings for the Three Months and Six
        Months Ended June 30, 1996 and 1995 (unaudited)                4


  Consolidated Statements of Cash Flows for the Six Months
        Ended June 30, 1996 and 1995 (unaudited)                       5


  Notes to Consolidated Financial Statements (unaudited)               7


  Item 2.      Management's Discussion and Analysis of
  -------      Financial Condition and Results of Operations           8


PART II - OTHER INFORMATION
- ---------------------------


  Item 1.      Legal Proceedings                                       23
  -------


  Item 2.      Change in Securities                                    23
  -------


  Item 3.      Defaults Upon Senior Securities                         23
  -------


  Item 4.      Submission of Matters to a Vote of Security Holders     23
  -------


  Item 5.      Other Information                                       23
  -------


  Item 6.      Exhibits and Reports on Form 8-K                        23
  -------

                        PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                JUNE 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995


Assets                                               1996            1995
- ------                                          --------------   -----------

Cash and due from banks                         $   52,769,104    51,682,644
Interest-bearing deposits in other banks               313,662       172,617
Federal funds sold                                   1,000,000             -
                                                --------------   -----------
   Total cash and cash equivalents                  54,082,766    51,855,261
                                                --------------   -----------
Investment securities available-for-sale           160,359,338   155,601,882
Investment securities held-to-maturity             344,594,715   355,447,926
Loans:
  Loans, net of unearned discount                  472,265,082   331,146,028
  Less allowance for loan losses                     5,503,490     4,671,819
                                                --------------   -----------
   Net loans                                       466,761,592   326,474,209
                                                --------------   -----------
Premises and equipment, net                         27,255,221    22,281,915
Accrued interest receivable                         10,458,802     9,443,032
Other real estate owned, net                           864,238       129,160
Excess of cost over net assets acquired,
  net of applicable amortization                    10,711,112       741,068
Deferred income taxes                                2,549,891     2,297,102
Other assets                                         3,215,088     2,362,212
                                                --------------   -----------
                                                $1,080,852,763   926,633,767
                                                ==============   ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Deposits:
  Noninterest-bearing demand                    $  164,836,061   147,430,934
  Interest-bearing demand                          349,143,450   311,724,814
  Savings                                           89,233,960    76,041,682
  Time, $100,000 and over                           78,658,419    56,675,896
  Other time                                       279,648,818   212,626,503
                                                --------------   -----------
   Total deposits                                  961,520,708   804,499,829
                                                --------------   -----------
Short-term borrowings                               34,796,003    44,419,993
Note payable                                         4,000,000     2,500,000
Dividends payable                                      262,338       261,672
Accrued interest payable                             2,747,133     2,502,361
Federal income taxes payable                            90,293        39,476
Other liabilities                                    6,087,033     5,081,525
                                                --------------   -----------
     Total liabilities                           1,009,503,508   859,304,856
                                                --------------   -----------

Stockholders' equity:
  Common stock, $2.50 par value,
   5,000,000 shares authorized and 2,623,377
   shares issued                                     6,558,443     6,541,808
  Additional paid-in capital                        16,734,379    16,578,010
  Retained earnings                                 49,181,890    44,574,243
  Unrealized loss on securities
   available-for-sale                               (1,125,457)     (365,150)
                                                --------------   -----------
     Total stockholders' equity                     71,349,255    67,328,911
                                                --------------   -----------
                                                $1,080,852,763   926,633,767
                                                ==============   ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
     THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


                                                           Three Months              Six Months
                                                          Ended June 30,            Ended June 30,
                                                          --------------            --------------
                                                         1996        1995         1996        1995
                                                     -----------   ---------   ----------  ----------

Interest income:
 Interest and fees on loans                          $10,389,756   6,735,294   18,902,041  12,938,914
 Interest on investment securities:
  Taxable securities                                   6,255,117   6,820,599   12,630,705  13,968,812
  Tax-exempt securities                                1,283,338   1,003,511    2,584,247   1,814,005
 Interest on deposits in other banks                      10,810       1,544       20,297       3,405
 Interest on Federal funds sold                          205,260     399,019      281,103     682,679
                                                     -----------  ----------   ----------  ----------
    Total interest income                             18,144,281  14,959,967   34,418,393  29,407,815
                                                     -----------  ----------   ----------  ----------
Interest expense:
 Interest on interest-bearing demand deposits          2,529,112   2,165,892    4,878,801   4,085,829
 Interest on savings deposits                            586,247     355,694    1,130,141     712,740
 Interest on time deposits                             4,899,715   3,564,926    8,981,849   6,720,640
 Interest on short-term borrowings                       400,222   1,050,981      810,309   2,281,187
 Interest on note payable                                137,924      30,750      264,560      49,146
                                                     -----------  ----------   ----------  ----------
    Total interest expense                             8,553,220   7,168,243   16,065,660  13,849,542
                                                     -----------  ----------   ----------  ----------
    Net interest income                                9,591,061   7,791,724   18,352,733  15,558,273
 Provision for loan losses                               261,000     225,000      486,000     450,000
                                                     -----------  ----------   ----------  ----------
    Net interest income after provision
     for loan losses                                   9,330,061   7,566,724   17,866,733  15,108,273
                                                     -----------  ----------   ----------  ----------

Noninterest income:
 Service charges and fees                              2,967,896   2,310,853    5,581,297   4,510,205
 Gains on sales of investment securities                       -     133,176            -     133,176
 Other income                                            295,355     271,893      577,254     420,092
                                                     -----------  ----------   ----------  ----------
    Total noninterest income                           3,263,251   2,715,922    6,158,551   5,063,473
                                                     -----------  ----------   ----------  ----------

Noninterest expenses:
 Salaries and employee benefits                        5,067,279   4,070,495    9,752,035   8,042,326
 Net occupancy expense                                   803,237     739,013    1,504,653   1,396,221
 Equipment and data processing expense                 1,090,133     826,585    1,986,072   1,587,804
 Communication expense                                   433,121     338,308      827,285     677,461
 Other real estate owned expense, (income) net            39,383      (4,913)      44,070     (51,661)
 Federal deposit insurance fees                           77,516     398,100      104,597     796,200
 Legal and professional                                  342,788     241,230      669,175     474,493
 Stationery and supplies                                 364,460     242,224      576,776     459,340
 Marketing expense                                       347,126     224,434      574,507     432,538
 Other operating expense                                 846,423     425,991    1,417,667     836,798
                                                     -----------  ----------   ----------  ----------
    Total noninterest expenses                         9,411,466   7,501,467   17,456,837  14,651,520
                                                     -----------  ----------   ----------  ----------

    Income before Federal income taxes                 3,181,846   2,781,179    6,568,447   5,520,226
Provision for Federal income taxes                       696,000     601,000    1,436,790   1,257,000
                                                     -----------  ----------   ----------  ----------
    Net income                                       $ 2,485,846   2,180,179    5,131,657   4,263,226
                                                     ===========  ==========   ==========  ==========

    Net income per share                             $       .95         .83         1.96        1.63
                                                     ===========  ==========   ==========  ==========

Weighted average number of shares outstanding          2,621,159   2,616,723    2,618,941   2,616,723
                                                     ===========  ==========   ==========  ==========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              SIX MONTHS ENDED JUNE 30, 1996 AND 1995 (UNAUDITED)


                                                                 1996           1995
                                                             -------------  ------------

Cash flows from operating activities:
 Net income                                                  $  5,131,657     4,263,226
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses and losses
    on other real estate owned, net                               523,286       480,390
   Depreciation                                                 1,653,550     1,332,943
   Amortization of intangibles                                    257,649        98,736
   Premium amortization and discount accretion, net               291,450       305,720
   Net gain on sales of other real estate owned                   (33,447)      (97,011)
   Net loss (gain) on sales of premises and equipment               2,745        (1,948)
   Gains on sales of investment securities                              -      (133,176)
   Deferred Federal income taxes, net                             340,000             -
   Changes in operating assets and liabilities:
    Net increase in loans held for sale                          (254,243)     (831,639)
    Decrease (increase) in accrued interest receivable             58,042      (620,789)
    Decrease in Federal income taxes receivable                         -       258,760
    Decrease in other assets                                      160,191       366,797
    Increase (decrease) in accrued interest payable              (353,322)      354,785
    Decrease in Federal income taxes payable                     (127,313)            -
    Decrease in other liabilities                              (1,161,805)   (1,194,637)
                                                             ------------   -----------
      Net cash provided by
       operating activities                                     6,488,440     4,582,157
                                                             ------------   -----------
Cash flows from investing activities:
 Cash and cash equivalents paid in acquisitions                (8,929,262)            -
 Proceeds from sales of investment securities
  available-for-sale                                                    -    30,228,601
 Proceeds from maturities and principal reductions
  of investment securities held-to-maturity                    32,792,956    22,058,156
 Proceeds from maturities and principal reductions
  of investment securities available-for-sale                  21,508,932     8,855,318
 Purchases of investment securities held-to-maturity          (22,058,187)  (39,445,387)
 Purchases of investment securities available-for-sale        (20,315,506)  (14,194,800)
 Net increase in loans                                        (16,428,932)  (34,691,547)
 Proceeds from sales of premises and equipment                      5,025         3,342
 Purchases of premises and equipment                           (2,781,885)   (1,883,265)
 Proceeds from sales of other real estate owned                   818,326       400,884
 Cost of capital improvements for other real estate owned         (17,336)            -
                                                             ------------   -----------
    Net cash used in
     investing activities                                     (15,405,869)  (28,668,698)
                                                             ------------   -----------

                                                                     (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

                                                            1996          1995
                                                       --------------  -----------
Cash flows from financing activities:
 Net increase in deposits                               $ 20,742,660    52,475,975
 Proceeds from note payable                               11,000,000     1,000,000
 Proceeds from issuance of common stock                      173,004             -
 Net decrease in other borrowings                        (10,747,386)  (43,719,156)
 Principal payment on note payable                        (9,500,000)            -
 Dividends paid                                             (523,344)     (523,344)
                                                        ------------   -----------

     Net cash provided by
      financing activities                                11,144,934     9,233,475
                                                        ------------   -----------

Net increase (decrease) in cash and cash equivalents       2,227,505   (14,853,066)

Cash and cash equivalents at beginning of period          51,855,261    74,716,332
                                                        ------------   -----------

Cash and cash equivalents at end of period              $ 54,082,766    59,863,266
                                                        ============   ===========

Supplemental Disclosures of Cash Flow Information:
- -------------------------------------------------


Cash paid for interest                                  $ 15,820,888    13,494,757

Cash paid for Federal income taxes                      $  1,150,000     1,000,000


Supplemental Disclosures of Non Cash Investing and Financing Activities:
- -----------------------------------------------------------------------


Loans transferred to other real estate owned            $    432,064       921,038

The corporation purchased all of the common stock of First American Savings
Bank, S.S.B. for $20,238,497. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including $11,309,235
 in cash and cash equivalents                           $160,583,649

Cash paid for the common stock                           (20,238,497)
                                                        ------------

 Liabilities assumed                                    $140,345,152
                                                        ============


                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  Principles of Reporting and Consolidation
     -----------------------------------------

     The accounting and reporting policies of Central Bancorporation, Inc. (the "Corporation") and subsidiaries conform to generally accepted accounting principles and to general practices in the banking industry. All subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions are eliminated in consolidation.

     The consolidated financial information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

(2)  Acquisition
     -----------

     At the close of business on February 29, 1996, the Corporation acquired First American Savings Bank, S.S.B., a Texas savings bank with its principal offices in Bedford, Texas ("First American"), pursuant to an Agreement and Plan of Reorganization between the Corporation and First American and joined in by Patsy R. Smith, dated November 9, 1995 (the "Agreement").

     Under the Agreement, Central Bancorporation of Delaware, Inc., a wholly-owned subsidiary of the Corporation, formed a new bank subsidiary ("New Bank") which was merged with and into First American (the "Merger"). Pursuant to the Merger, the resulting bank acquired all of the assets and assumed all of the liabilities of the constituent banks. In connection with the Merger, the shareholders of First American received cash in the amount of $20,093,094 in exchange for their shares of common stock of First American. Subsequently, as of the close of business on April 18, 1996, the resulting First American was merged with and into Central Bank & Trust, another wholly-owned subsidiary of Central Bancorporation of Delaware, Inc.

     The acquisition of First American was accounted for as a purchase with, to the extent possible, the assets and liabilities recorded at their fair market values as of the purchase date. Accordingly, the accompanying consolidated financial statements include the acquired assets and liabilities assumed from First American as of June 30, 1996 and the results of operations from February 29, 1996.

     The following proforma financial information combines the historical results of the Corporation and First American as if the acquisition had occurred on January 1, 1995. The proforma information may not be indicative of the results that actually would have occurred if the acquisition had been effected on the date indicated. In addition, the proforma financial information is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts).

                                 Six Months
                               Ended June 30,

                                 1996     1995
                              -------  -------
       Net interest income    $19,171  $18,034
       Net income               5,392    5,343
       Earnings per share        2.06     2.04


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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

ACQUISITION

     As discussed in note 2 in Notes to Consolidated Financial Statements, on February 29, 1996, the Corporation acquired First American Savings Bank, S.S.B. The transaction increased total consolidated assets of the Corporation by approximately $150 million at the date of closing. The acquisition has been accounted for as a purchase with, to the extent possible, the assets and liabilites of First American recorded at their fair market values as of the purchase date.

     The acquisition is expected to improve the Corporation's market share, particularly in Northeast Tarrant County, provide real estate development and interim construction lending expertise and enhance the Corporation's mortgage servicing operations.


ANALYSIS OF EARNINGS

     Net income for the second quarter of 1996 was $2,485,846 or $0.95 per share compared to $2,180,179 or $0.83 per share for the second quarter of 1995. For the six months ended June 30, 1996, net income was $5,131,657 or $1.96 per share, compared with net income of $4,263,226 or $1.63 per share for the same period in 1995. Per share amounts are based on average shares outstanding of 2,621,159 for the second quarter of 1996, 2,618,941 for the six months ended June 30, 1996 and 2,616,723 for the second quarter of 1995 and the six months ended June 30, 1995.

     The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.


Net Interest Income

     Net interest income on a taxable equivalent basis for the second quarter of 1996 increased $2,013,000 or 23.9%, compared to the same period in 1995. For the six months ended June 30, 1996, net interest income on a taxable equivalent basis increased $3,331,000 or 19.9% compared to the same period in 1995. The increase in net interest income is attributable to the higher level of earning assets provided by deposit growth and the acquisition of First American. Additionally, the Corporation's net interest spread and net interest margin increased 21 basis points and 15 basis points, respectively, from the second quarter of 1995. Yields on earning assets for the second quarter of 1996 increased from the same period last year due to the increase in loans outstanding resulting from the acquisition of First American. Rates on interest-bearing liabilities for the second quarter of 1996 declined by 7 basis points from the level for the same period a year ago. The net interest spread on a taxable equivalent basis increased to 3.67% for the second quarter of 1996 from 3.46% for the comparable period in 1995 and the net interest margin on a taxable equivalent basis increased to 4.27% for the second quarter of 1996 from 4.12% for the same period in 1995.

     The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters and six months ended June 30, 1996 and 1995.


                                      ANALYSIS OF CHANGES IN NET INTEREST MARGIN
                                   (Dollars in Thousands - Taxable Equivalent Basis)

 2nd Qtr 1996 vs. 2nd Qtr 1995
- -------------------------------
                                                  Due to     Due to    Changes
                                         Net      Changes    Changes   in Rates/
                                       Increase  In Volume   In Rates   Volume
                                      ---------  ---------  ---------  ---------
Earning assets                          $3,397    $3,058      $ 283     $  56
Interest-bearing
 liabilities                             1,384     1,537       (126)      (27)
                                        ------    ------      -----     -----

Net interest margin before
 allocation of
 rates/volume                            2,013     1,521        409        83
Allocation of
 rates/volume                                -        65         18       (83)
                                        ------    ------      -----     -----

Net interest margin                     $2,013    $1,586      $ 427     $   -
                                        ======    ======      =====     =====


YTD 1996 vs. YTD 1995
- ---------------------

                                                  Due to     Due to    Changes
                                         Net      Changes    Changes   in Rates/
                                       Increase  In Volume   In Rates   Volume
                                      ---------  ---------  ---------  ---------

Earning assets                          $5,547    $4,629      $ 797     $ 121
Interest-bearing
 liabilities                             2,216     2,117         86        13
                                        ------    ------      -----     -----

Net interest margin before
 allocation of
 rates/volume                            3,331     2,512        711       108
Allocation of
 rates/volume                                -        84         24      (108)
                                        ------    ------      -----     -----

Net interest margin                     $3,331    $2,596      $ 735     $   -
                                        ======    ======      =====     =====


Noninterest Income

     Noninterest income increased $547,329 or 20.2% for the second quarter of 1996 from the same period last year. For the six months ended June 30, 1996, non-interest income increased $1,095,078 or 21.6%. Increases in service charges and fees are largely due to the increased customer deposit base. Due to the attractive yields in the stock and bond markets, customers have increased their use of the bank's investment services department. The following table summarizes the major categories of noninterest income for the six months ended June 30, 1996 and 1995 (dollars in thousands).

                                             Six Months
                                           Ended June 30,     $        %
                                           --------------
                                            1996    1995   Change   Change
                                           ------  ------  -------  -------

Service charges and fees                   $4,414  $3,829  $  585     15.3%
Investment services income                    707     208     499    239.9
Trust fees                                    547     419     128     30.5
Mortgage services income                      453     316     137     43.4
Gains on sales of investment securities         -     133    (133)  (100.0)
Other income                                   38     158    (120)   (75.9)
                                           ------  ------  ------   ------
  Total noninterest income                 $6,159  $5,063  $1,096     21.6%
                                           ======  ======  ======   ======

Noninterest Expenses

     Noninterest expenses were $9,411,466 for the second quarter of 1996 compared to $7,501,467 for the second quarter of 1995, an increase of $1,909,999 or 25.5%. For the six months ended June 30, 1996 and 1995, noninterest expenses were $17,456,837 and $14,651,520, respectively, an increase of 19.1%. The following table summarizes the major categories of noninterest expense for the six months ended June 30, 1996 and 1995 (dollars in thousands).


                                                  Six Months
                                                  Ended June 30,       $         %
                                                 -----------------
                                                  1996      1995     Change   Change
                                                 -------  --------  --------  -------

Salaries and employee benefits                   $ 9,752  $ 8,042    $1,710     21.3%
Net occupancy expense                              1,505    1,396       109      7.8
Equipment and data processing expense              1,986    1,588       398     25.1
Communication expense                                827      678       149     22.0
Other real estate owned expense (income), net         44      (52)       96        -
Federal deposit insurance fees                       105      796      (691)   (86.8)
Legal and professional                               669      475       194     40.8
Stationery and supplies                              577      459       118     25.7
Marketing expense                                    574      433       141     32.6
Other operating expenses                           1,418      837       581     69.4
                                                 -------  -------    ------    -----
  Total noninterest expenses                     $17,457  $14,652    $2,805     19.1%
                                                 =======  =======    ======    =====

     Salaries and employee benefits for the first half of 1996 increased $1,709,709 or 21.3% over the same period in 1995 due primarily to the acquisition of First American, but also to normal compensation increases and expanded banking operations.

     Equipment and data processing expense increased $398,268 or 25.1% compared to the same period in 1995. The increase is attributable to system conversion activities associated with the acquisition of First American as well as depreciation expense on new equipment and new furniture for new and remodeled banking centers.

     Federal deposit insurance fees decreased $691,603 or 86.8% over the same period in 1995. The decrease is attributable to a reduction in the Federal deposit insurance premium.

     Legal and professional fees for the six months ended June 30, 1996 increased $194,682 or 40.8% over the same period in 1995 due to increased use of outside legal counsel, professional trust services, loan review services and real estate management services.

     Other operating expenses increased $580,869 or 69.4% from June 30, 1995 to June 30, 1996 due to increases in employee education, operational losses and expenses resulting from the acquisition of First American, primarily amortization of goodwill.


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

     As of June 30, 1996 the Corporation has a deferred tax asset in the amount of $2,549,891. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses and unrealized loss on securities available-for-sale, approximating $6,600,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and, accordingly, no valuation allowance has been recorded as of June 30, 1996 and December 31, 1995.

Provision for Loan Losses, Allowance for Loan Losses and Credit Quality

     The Texas economy, in general, continued a recovery which began in 1993. Job growth remains strong in Texas, including the Dallas/Fort Worth area. Unemployment in the area is 4.2%, well below the national rate.

     In 1996 and 1995, the real estate market, as a whole, continues to be active. The most encouraging news came from the areas of residential, retail and industrial markets. The Dallas/Fort Worth area remains one of the top residential markets in the U.S. with sales of single-family homes remaining strong. The apartment market maintained over 90% occupancy in 1995, which resulted in higher rental rates and new development. The retail market reported approximately 87% occupancy in 1995, with new development continuing but at a slower rate. The industrial market has improved to 95% occupancy and the demand for industrial space is at an all time high. However, the office market is still having problems as many older buildings in downtown Dallas and downtown Fort Worth remain completely vacant.

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

                                                  Three Months           Six Months        Year Ended
                                                 Ended June 30,        Ended June 30,     December 31,
                                              --------------------  --------------------  -------------
                                                1996       1995       1996       1995         1995
                                              ---------  ---------  ---------  ---------  -------------

Balance at beginning of period                $  5,461   $  3,866   $  4,672   $  3,872   $  3,872
                                              --------   --------   --------   --------   --------

Allowance acquired from First American               -          -        685          -          -

Charge-offs:
  Commercial and financial loans                    19         13         85        106        284
  Real estate loans                                111         49        187        361        414
  Installment loans                                179         53        271         95        268
                                              --------   --------   --------   --------   --------
   Total                                           309        115        543        562        966
                                              --------   --------   --------   --------   --------
Recoveries:
  Commercial and financial loans                    44        158         96        269        493
  Real estate loans                                 22         43         44        117        226
  Installment loans                                 24         41         63         72        147
                                              --------   --------   --------   --------   --------
   Total                                            90        242        203        458        866
                                              --------   --------   --------   --------   --------
Net Charge-offs:
  Commercial and financial loans                   (25)      (145)       (11)      (163)      (209)
  Real estate loans                                 89          6        143        244        188
  Installment loans                                155         12        208         23        121
                                              --------   --------   --------   --------   --------
   Total                                           219       (127)       340        104        100
                                              --------   --------   --------   --------   --------

Provision charged to earnings                      261        225        486        450        900
                                              --------   --------   --------   --------   --------
Balance at end of period                      $  5,503   $  4,218   $  5,503   $  4,218   $  4,672
                                              ========   ========   ========   ========   ========

Amount of outstanding loans at
  end of period                               $472,265   $307,548   $472,265   $307,548   $331,146
                                              ========   ========   ========   ========   ========

Average amount of loans outstanding
  Commercial and financial loans               141,822    104,032   $137,098   $ 99,694   $109,606
  Real estate loans                            308,921    171,854    269,654    169,275    175,334
  Installment loans                             16,960     17,349     18,226     16,711     17,063
                                              --------   --------   --------   --------   --------
   Total                                      $467,703   $293,235   $424,978   $285,680   $302,003
                                              ========   ========   ========   ========   ========

Ratios:
Annualized net charge-offs (recoveries) to
  average loans:
  Commercial and financial loans                                       (0.02)%    (0.33)%    (0.19)%
  Real estate loans                                                     0.11       0.29       0.11
  Installment loans                                                     2.28       0.28       0.71
                                                                    --------   --------   --------
   Total                                                                0.16       0.07%      0.03%
                                                                    ========   ========   ========

Balance in allowance at end of
  period to outstanding loans
  at end of period                                                      1.17%      1.37%      1.41%
                                                                    ========   ========   ========

  At June 30, 1996, the allowance for loan losses was $5.503 million, or 1.17% of period end loans, compared to $4.672 million and 1.41% at December 31, 1995 and $4.218 million or 1.37% at June 30, 1995.

     The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                     June 30, 1996  December 31, 1995
                                     -------------  -----------------
Specific reserves by category:
 Commercial and financial loans         $  337           $  288
 Real estate loans                       1,343            1,270
 Installment loans                          22               26
 Unallocated reserves                    3,801            3,088
                                        ------           ------
  Total allowance for loan losses       $5,503           $4,672
                                        ======           ======

     Net charge-offs for the quarter ended June 30, 1996 were $219,000 compared to net recoveries of $127,000 in the second quarter of 1995. For the six months ended June 30, 1996, net charge-offs were $340,000 compared to $104,000 for the same period in 1995.

     A provision for loan losses of $261,000 and $225,000 was charged to earnings for the quarters ended June 30, 1996 and 1995, respectively.

     Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at June 30, 1996 totaled $3.637 million, a 98.1% increase from the $1.836 million reported at December 31, 1995 and an increase of $482,000 or 15.3% compared to June 30, 1995 totals. The increase in nonperforming assets from June 30, 1995 to June 30, 1996 is primarily attributable to nonperforming assets acquired from First American.

     The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).


                       June 30,  March 31,  December 31,  September 30,  June 30,
                         1996      1996         1995          1995         1995
                       --------  ---------  ------------  -------------  --------

Nonaccrual loans         $2,552     $3,740     $1,480       $1,642        $1,985
Other real estate
 owned, net                 864      1,046        129          614           939
Restructured loans          221        225        227          228           231
                         ------     ------     ------       ------        ------
Total nonperforming
 assets                  $3,637     $5,011     $1,836       $2,484        $3,155
                         ======     ======     ======       ======        ======

Loans over 90 days
  past due but not
  on nonaccrual          $3,067     $1,464     $  366       $  233        $  112
                         ======     ======     ======       ======        ======

     The Corporation's problem loan monitoring program examines on a monthly basis the status and specific action plan for resolution or liquidation of all major nonperforming assets. Based on evaluations performed subsequent to June 30, 1996, approximately $1.2 million of the $3.067 million 90 days past due but still accruing interest have been changed to nonaccrual status.

BALANCE SHEET ANALYSIS

Loans

     The following schedule presents the Corporation's loan balances at the dates indicated according to loan type.

                             DISTRIBUTION OF LOANS
                            (Dollars in Thousands)

                            June 30, 1996   December 31, 1995
                            --------------  ------------------
Commercial and financial         $139,509         $124,364
Purchased receivables               2,278            2,158
 Real Estate:
 Construction                      47,353            9,324
 Mortgage                         266,419          180,266
Installment                        18,826           17,764
Overdrafts                            179              126
                                 --------         --------
 Total loans                      474,564          334,002
Less unearned discount             (2,299)          (2,856)
                                 --------         --------
  Total loans, net
   of unearned discount          $472,265         $331,146
                                 ========         ========


 Net loans increased by $141.119 million or 42.6% from December 31, 1995. Loans, totaling $125.077 million, primarily real estate construction and real estate mortgage, were recorded as part of the First American acquisition in the first quarter of 1996. Additional growth is primarily from commercial loans and from new and refinanced real estate mortgages.



Deposits

     The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).

                              Six Months Ended  Twelve Months Ended
                               June 30, 1996     December 31, 1995
                              ----------------  -------------------

Noninterest-bearing demand       $154,298         $141,975
Interest-bearing demand           331,002          286,634
Savings                            83,427           66,740
Time, $100,000 and over            72,625           55,261
Other time                        260,470          217,636
                                 --------         --------

 Total deposits                  $901,822         $768,246
                                 ========         ========

     Total average deposits increased $133.575 million or 17.39% from the average for the year ended December 31, 1995. Approximately $88 million of the increase is attributable to deposits acquired from First American as of the close of business on February 29, 1996. The remaining growth is attributable to the Corporation's expanding banking operations and favorable economic conditions.

Investment Portfolio

     Management of the investment portfolio remains very important as investment securities comprise over 50% of the Corporation's earning assets and alternative investments are examined to protect the Corporation's net interest margin. Significant investments have been made in mortgage-backed securities that provide attractive yields, minimal credit risk and a balance to the asset and liability management strategy. The principal mortgage-backed investments have been Federal Home Loan Mortgage Corporation adjustable rate mortgages and balloon mortgages, and government-backed collateralized mortgage obligations.

     Effective January 1, 1994, the Corporation adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Under Statement No. 115, all securities must be classified as held-to-maturity, trading, or available-for-sale.

     Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of June 30, 1996.

     The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of June 30, 1996 (dollars in thousands).


                                                    Gross       Gross
                                       Amortized  Unrealized  Unrealized    Fair
                                         Cost       Gains       Losses      Value
                                       ---------  ----------  -----------  -------
Available-for-sale
- ------------------
U. S. Treasury                          $119,559       247        (827)     118,979
U. S. Government agencies                 22,448        92         (47)      22,493
FHLB stock                                 4,039         -           -        4,039
Mortgage-backed securities                 2,471         -         (34)       2,437
Collateralized mortgage obligations       12,450        13         (52)      12,411
                                        --------     -----      ------      -------

                                        $160,967       352        (960)     160,359
                                        ========     =====      ======      =======

Held-to-maturity
- ----------------
U.S. Treasury                           $  5,009        13           -        5,022
State and political subdivisions          94,938       547        (692)      95,793
Mortgage-backed securities                63,555        80      (1,587)      62,048
Collateralized mortgage obligations      181,093       280      (4,350)     177,023
                                        --------     -----      ------      -------

                                        $344,595     1,920      (6,629)     339,886
                                        ========     =====      ======      =======


     The following schedule presents the total book value and fair value of the investment securities as of December 31, 1995 (dollars in thousands).

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

Held-to-maturity
- ----------------
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
                                        ========     =====      ======    =======



Short-term Borrowings

     The Corporation offers repurchase agreements to certain customers with large investable balances. As of June 30, 1996, through this funding source, the Corporation has $31,273,069 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on June 30, 1996 was 4.32%. These agreements were collateralized by U.S. Government securities with a market value of $43,308,020 as of June 30, 1996.

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

     A volatile interest rate environment combined with industry deregulation has placed an increased emphasis on interest rate sensitivity management. Interest-sensitive earning assets and interest-bearing liabilities are those which have yields or rates which are subject to change within a future time period due to maturity of the instrument or changes in the rate environment. Gap refers to the difference between the rate sensitive assets and rate sensitive liabilities.

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

     The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of June 30, 1996.

              INTEREST RATE SENSITIVITY ANALYSIS AT JUNE 30, 1996
                            (Dollars in Thousands)

                                                                                            Repriced
                                                                      Due in                After One
                                              Due in      Due in     91 Days      Total      Year or
                                             30 Days     31 to 90       to         Rate     Non-Rate
                                             or Less       Days      One Year   Sensitive   Sensitive   Total
                                            ----------  ----------  ----------  ----------  ---------  --------
Earning assets:
 Loans                                      $ 128,077   $  25,736   $  59,379   $ 213,192    $259,073  $472,265
 Interest-bearing deposits
  in other banks                                  314           -           -         314           -       314
 Federal funds sold                             1,000           -           -       1,000           -     1,000
 Investment securities:
  Taxable                                      57,268      23,943      91,393     172,604     237,412   410,016
  Tax-exempt                                        -         466           -         466      94,472    94,938
                                            ---------   ---------   ---------   ---------    --------  --------
  Total investment securities                  57,268      24,409      91,393     173,070     331,884   504,954
                                            ---------   ---------   ---------   ---------    --------  --------
  Total earning assets                        186,659      50,145     150,772     387,576     590,957   978,533
                                            ---------   ---------   ---------   ---------    --------  --------

Interest-bearing liabilities:
 Interest-bearing demand                      349,143           -           -     349,143           -   349,143
 Savings                                       71,531       1,517       4,046     77, 094      12,140    89,234
 Time deposits less than $100,000              36,665      53,243     118,081     207,989      71,660   279,649
 Time deposits greater than $100,000            9,185      13,434      39,550      62,169      16,489    78,658
 Other borrowings                              37,681           -           -      37,681       1,115    38,796
                                            ---------   ---------   ---------   ---------    --------  --------
    Total interest-bearing
    liabilities                               504,205      68,194     161,677     734,076     101,404   835,480
                                            ---------   ---------   ---------   ---------    --------  --------
Interest sensitivity gap                    $(317,546)  $ (18,049)  $ (10,905)  $(346,500)   $489,553  $143,053
                                            =========   =========   =========   =========    ========  ========
Cumulative gap                              $(317,546)  $(335,595)  $(346,500)
                                            =========   =========   =========
Relationship of gap to
total earning assets                           (32.45)%    (34.30)%    (35.41)%
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

     The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                        June 30,  December 31,
                                          1996        1995
                                       ---------  ------------

Tier 1 (Core Capital)

 Stockholders' equity                   $ 71,349   $ 67,329
 Plus: Unrealized loss on securities
  available-for-sale                       1,125        365
 Less: Excess cost over
  net assets acquired                    (10,711)      (741)
                                        --------   --------
   Total Tier 1 Capital                   61,763     66,953
                                        --------   --------
Tier 2 (Supplementary Capital)
 Eligible portion of allowance
  for loan losses                          5,503      4,672
                                        --------   --------

Total risk-based capital                $ 67,266   $ 71,625
                                        ========   ========
Total risk-weighted assets              $527,745   $417,727
                                        ========   ========
Tier 1 capital ratio                       11.70%     16.03%
Total risk-based capital ratio             12.75%     17.15%
                                        ========   ========
Leverage capital ratio                      6.09%      7.23%
                                        ========   ========

     The above capital ratios, under all regulatory measurements, are in excess of required minimum levels. The Texas Banking Department issued a 6% minimum leverage capital ratio standard for all state banks during 1991.

Liquidity

     Liquidity ratios are in excess of regulatory guidelines. The Corporation's primary internal source of liquidity is its short-term marketable assets, primarily Federal funds sold and United States government and agency securities maturing within the next twelve months.

     The Corporation has drawn on its revolving line of credit to meet its liquidity needs in 1996 and 1995, and in particular, to fund the acquisition of First American. Dividends totaling $20,250,000 have been received from the Corporation's subsidiaries in 1996 to provide operating capital and to pay principal on the revolving line.

Dividends

     Central Bank & Trust is subject to various restrictions imposed by the Texas Banking Code relating to the declaration and payment of dividends to the Corporation, including continued capital adequacy. As of June 30, 1996, Central Bank & Trust could declare dividends up to approximately $1,000,000 without prior regulatory approval. The Corporation believes that the policies and procedures currently in place comply with regulatory requirements.

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED AVERAGE BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                  (Unaudited)               (Unaudited)
                                                 Three Months               Six Months
                                                Ended June 30,            Ended June 30,
                                           ------------------------  ------------------------

Assets                                         1996         1995         1996         1995
- ------                                      ----------    --------    ----------    --------

Earning assets:
 Loans                                      $  467,703    $293,235    $  421,864    $285,680
 Interest-bearing deposits in banks                843         223           699         240
 Federal funds sold                             16,248      26,204        11,153      22,776
 Investment securities:
  Taxable                                      400,726     429,513       403,454     439,204
  Tax-exempt                                    94,978      70,605        95,341      61,970
                                            ----------    --------    ----------    --------
   Total investment securities                 495,704     500,118       498,795     501,174
                                            ----------    --------    ----------    --------
   Total earning assets                        980,498     819,780       932,511     809,870
Cash and due from banks                         44,254      40,502        43,264      41,330
Other real estate                                  739         493           600         391
Other assets                                    57,638      36,178        50,832      36,592
Less allowance for possible loan losses         (5,485)     (4,009)       (5,213)     (3,948)
                                            ----------    --------    ----------    --------
Total assets                                $1,077,644    $892,944    $1,021,994    $884,235
                                            ==========    ========    ==========    ========

Liabilities and Stockholders' Equity
- ------------------------------------

Interest-bearing liabilities:
 Deposits                                   $  795,294    $614,694    $  747,524    $603,826
 Other borrowings                               41,719      74,566        42,230      81,203
                                            ----------    --------    ----------    --------
  Total interest-bearing liabilities           837,013     689,260       789,754     685,029
                                            ----------    --------    ----------    --------
Noninterest-bearing demand deposits            160,718     136,195       154,298     134,307
Other liabilities                                9,410       6,750         8,325       6,074
Stockholders' equity                            70,503      60,739        69,617      58,825
                                            ----------    --------    ----------    --------
Total liabilities and stockholders' equity  $1,077,644    $892,944    $1,021,994    $884,235
                                            ==========    ========    ==========    ========


                 CENTRAL BANCORPORATION, INC AND SUBSIDIARIES
            CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)

                                                  (Unaudited)         (Unaudited)
                                                  Three Months        Six Months
                                                 Ended June 30,      Ended June 30,
                                                 --------------      --------------
                                                  1996     1995       1996     1995
                                                -------   -------   -------   -------

Interest income:
 Interest and fees on loans (1)                  $10,581  $ 6,856   $19,267  $13,164
 Interest on investment securities:
  Taxable securities                               6,255    6,821    12,631   13,969
  Tax-exempt (1)                                   1,944    1,521     3,916    2,749
 Interest on deposits in other banks                  11        2        20        3
 Interest on federal funds sold                      205      399       281      683
                                                 -------  -------   -------  -------
   Total interest income                          18,996   15,599    36,115   30,568
                                                 -------  -------   -------  -------
Interest expense:
 Interest on interest-bearing demand deposits      2,529    2,166     4,879    4,086
 Interest on savings deposits                        586      356     1,130      713
 Interest on time deposits                         4,900    3,565     8,982    6,721
 Interest on other borrowings                        538    1,082     1,075    2,330
                                                 -------  -------   -------  -------
   Total interest expense                          8,553    7,169    16,066   13,850
                                                 -------  -------   -------  -------
   Net interest income                            10,443    8,430    20,049   16,718
Provision for possible loan losses                   261      225       486      450
                                                 -------  -------   -------  -------
   Net interest income after provision
    for possible loan losses                      10,182    8,205    19,563   16,268
                                                 -------  -------   -------  -------
Other income:
 Service charges and fees                          2,968    2,311     5,582    4,510
 Gains on sales of investment securities               -      133         -      133
 Other income                                        295      272       577      420
                                                 -------  -------   -------  -------
   Total other income                              3,263    2,716     6,159    5,063
                                                 -------  -------   -------  -------
Other expenses:
 Salaries and employee benefits                    5,067    4,071     9,752    8,042
 Net occupancy expense                               803      739     1,505    1,396
 Equipment and data processing expense             1,090      827     1,986    1,588
 Communications expense                              433      338       827      678
 Other real estate owned expense, net                 39       (5)       44      (52)
 Federal deposit insurance fees                       78      398       105      796
 Legal and professional                              343      241       669      475
 Stationery and supplies                             364      242       577      459
 Marketing expense                                   347      224       574      433
 Other operating expenses                            847      426     1,418      837
                                                 -------  -------   -------  -------
   Total other expenses                            9,411    7,501    17,457   14,652
                                                 -------  -------   -------  -------
   Income before Federal income taxes              4,034    3,420     8,265    6,679
                                                 -------  -------   -------  -------
Tax equivalent adjustment                            852      639     1,696    1,159
                                                 -------  -------   -------  -------
   Income before Federal income taxes              3,182    2,781     6,569    5,520
                                                 -------  -------   -------  -------
Provision for Federal income taxes                   696      601     1,437    1,257
                                                 -------  -------   -------  -------
   Net income                                    $ 2,486  $ 2,180   $ 5,132  $ 4,263
                                                 =======  =======   =======  =======

  (1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1996 and 1995.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                  AVERAGE INTEREST RATES AND SELECTED RATIOS
                            (TAX EQUIVALENT BASIS)

                                             (Unaudited)             (Unaudited)
                                            Three Months             Six Months
                                            Ended June 30,          Ended June 30,
                                          ----------------        ----------------
                                           1996       1995         1996      1995
                                          -----      -----        -----      -----
Yields on earning assets:
 Loans (1)                                 9.07%      9.38%       9.16%      9.29%
 Interest-bearing deposits
  in other banks                           5.23       3.60        5.74       2.52
 Federal funds sold                        5.06       6.11        5.05       6.05
 Investment securities:
  Taxable                                  6.26       6.37        6.28       6.41
  Tax-exempt (1)                           8.21       8.64        8.24       8.95
                                          -----      -----       -----      -----
   Total investment securities             6.63       6.69        6.65       6.73
                                          -----      -----       -----      -----
   Total earning assets                    7.77%      7.63%       7.77%      7.61%
                                          -----      -----       -----      -----

Rates on interest-bearing liabilities:
 Deposits                                  4.04%      3.97%       4.02%      3.85%
 Other borrowings                          5.17       5.82        5.11       5.79
                                          -----      -----       -----      -----
   Total interest-bearing liabilities      4.10%      4.17%       4.08%      4.08%
                                          -----      -----       -----      -----

Net interest spread                        3.67%      3.46%       3.69%      3.53%
                                          =====      =====       =====      =====

Net interest margin                        4.27%      4.12%       4.31%      4.16%
                                          =====      =====       =====      =====

Selected ratios:
 Net income as a percent of:
  Average total assets                      .93%       .98%       1.01%       .97%
                                          =====      =====       =====      =====

  Average stockholders' equity            14.14%     14.40%      14.82%     14.62%
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

  _____

       *Filed herewith.

       (b)  Reports on Form 8-K
            -------------------

       No report of Form 8-K was filed by the registrant during the quarter ended June 30, 1996.

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


                                   CENTRAL BANCORPORATION, INC.
                                ----------------------------------
                                               Registrant




DATE:  August 14, 1996      By:         /s/ J. Andy Thompson
                               ---------------------------------------
                               J. Andy Thompson, Chairman of the Board
                                 and Chief Executive Officer



DATE:  August 14, 1996      By:       /s/ Michael J. Tyler
                               ----------------------------------------
                                Michael J. Tyler, Senior Vice President
                                 and Chief Financial Officer