Form 10-Q
period 1996-09-30
CENTRAL BANCORPORATION INC /TX
filed 1996-11-13
CIK 813764

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

Mark One

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934  for the quarterly period ended September 30, 1996; or

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

   The number of shares of common stock, $2.50 par value, outstanding at September 30, 1996 was 2,623,377 shares.

                         CENTRAL BANCORPORATION, INC.
                         ----------------------------

                                     INDEX

                                                                                 Page No.
                                                                                 --------
PART I - FINANCIAL INFORMATION
------------------------------
  Item 1.      Financial Statements
  -------
  Consolidated Balance Sheets at September 30, 1996 (unaudited)
        and at December 31, 1995 (audited)                                          3


  Consolidated Statements of Earnings for the Three Months and Nine
        Months Ended September 30, 1996 and 1995 (unaudited)                        4


  Consolidated Statements of Cash Flows for the Nine Months
        Ended September 30, 1996 and 1995 (unaudited)                               5


  Notes to Consolidated Financial Statements (unaudited)                            7


  Item 2.      Management's Discussion and Analysis of
  -------
               Financial Condition and Results of Operations                        9


PART II - OTHER INFORMATION
---------------------------


  Item 1.      Legal Proceedings                                                    24
  -------


  Item 2.      Change in Securities                                                 24
  -------


  Item 3.      Defaults Upon Senior Securities                                      24
  -------


  Item 4.      Submission of Matters to a Vote of Security Holders                  24
  -------


  Item 5.      Other Information                                                    24
  -------


  Item 6.      Exhibits and Reports on Form 8-K                                     24
  -------

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 1996 (UNAUDITED) AND DECEMBER 31, 1995

                                                         1996             1995
                                                     --------------    -----------
Assets
------
Cash and due from banks                              $   56,502,490     51,682,644
Interest-bearing deposits in other banks                    502,398        172,617
Federal funds sold                                        6,400,000              -
                                                     --------------    -----------
   Total cash and cash equivalents                       63,404,888     51,855,261
                                                     --------------    -----------
Investment securities available-for-sale                173,708,642    155,601,882
Investment securities held-to-maturity                  362,259,805    355,447,926

Loans:
  Loans, net of unearned discount                       481,102,402    331,146,028
  Less allowance for loan losses                          5,235,878      4,671,819
                                                     --------------    -----------
   Net loans                                            475,866,524    326,474,209
                                                     --------------    -----------
Premises and equipment, net                              27,828,118     22,281,915
Accrued interest receivable                               8,383,549      9,443,032
Other real estate owned, net                              1,148,681        129,160
Excess of cost over net assets acquired,
  net of applicable amortization                          9,893,023        741,068
Deferred income taxes                                     2,174,514      2,297,102
Other assets                                              3,012,489      2,362,212
                                                     --------------    -----------
                                                     $1,127,680,233    926,633,767
                                                     ==============    ===========

Liabilities and Stockholders' Equity
------------------------------------

Deposits:
  Noninterest-bearing demand                         $  169,584,925    147,430,934
  Interest-bearing demand                               369,400,854    311,724,814
  Savings                                                87,076,080     76,041,682
  Time, $100,000 and over                                85,407,075     56,675,896
  Other time                                            286,986,744    212,626,503
                                                     --------------    -----------
   Total deposits                                       998,455,678    804,499,829
                                                     --------------    -----------
Short-term borrowings                                    37,690,023     44,419,993
Note payable                                              3,800,000      2,500,000
Dividends payable                                           262,338        261,672
Accrued interest payable                                  2,799,146      2,502,361
Federal income taxes payable                                 80,888         39,476
Other liabilities                                        10,492,957      5,081,525
                                                     --------------    -----------
     Total liabilities                                1,053,581,030    859,304,856
                                                     --------------    -----------

Stockholders' equity:
  Common stock, $2.50 par value, 5,000,000
   shares authorized, 2,623,377 and 2,616,723
   shares issued in 1996 and 1995, respectively           6,558,443      6,541,808
  Additional paid-in capital                             16,734,379     16,578,010
  Retained earnings                                      51,766,107     44,574,243
  Unrealized loss on securities
   available-for-sale                                      (959,726)      (365,150)
                                                     --------------    -----------
     Total stockholders' equity                          74,099,203     67,328,911
                                                     --------------    -----------
                                                     $1,127,680,233    926,633,767
                                                     ==============    ===========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF EARNINGS
  THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)



                                                            Three Months              Nine Months
                                                        Ended September 30,        Ended September 30,
                                                     ------------------------    -----------------------
                                                        1996          1995          1996         1995
                                                     -----------   ----------    ----------   ----------

Interest income:
 Interest and fees on loans                          $10,592,419    7,148,044    29,494,460   20,086,958
 Interest on investment securities:
  Taxable securities                                   6,409,138    6,413,696    19,039,843   20,382,508
  Tax-exempt securities                                1,267,458    1,197,320     3,851,705    3,011,325
 Interest on deposits in other banks                       5,016        1,765        25,313        5,170
 Interest on Federal funds sold                          285,325      212,616       566,428      895,295
                                                     -----------   ----------    ----------   ----------
   Total interest income                              18,559,356   14,973,441    52,977,749   44,381,256
                                                     -----------   ----------    ----------   ----------
Interest expense:
 Interest on interest-bearing demand deposits          2,798,554    2,370,452     7,677,355    6,456,281
 Interest on savings deposits                            616,621      381,016     1,746,762    1,093,756
 Interest on time deposits                             4,943,483    3,643,318    13,925,332   10,363,958
 Interest on short-term borrowings                       407,087      418,104     1,217,396    2,699,291
 Interest on note payable                                 81,492       41,514       346,052       90,660
                                                     -----------   ----------    ----------   ----------
   Total interest expense                              8,847,237    6,854,404    24,912,897   20,703,946
                                                     -----------   ----------    ----------   ----------
   Net interest income                                 9,712,119    8,119,037    28,064,852   23,677,310
 Provision for loan losses                               261,000      225,000       747,000      675,000
                                                     -----------   ----------    ----------   ----------
   Net interest income after provision
    for loan losses                                    9,451,119    7,894,037    27,317,852   23,002,310
                                                     -----------   ----------    ----------   ----------

Noninterest income:
 Service charges and fees                              2,871,105    2,430,161     8,452,402    6,940,366
 Gains on sales of investment securities                       -            -             -      133,176
 Other income                                            275,576      284,918       852,830      705,010
                                                     -----------   ----------    ----------   ----------
   Total noninterest income                            3,146,681    2,715,079     9,305,232    7,778,552
                                                     -----------   ----------    ----------   ----------

Noninterest expenses:
 Salaries and employee benefits                        4,985,294    4,091,142    14,737,329   12,133,468
 Net occupancy expense                                   863,688      710,795     2,368,341    2,107,016
 Equipment and data processing expense                   932,634      835,534     2,918,706    2,423,338
 Communication expense                                   438,109      334,650     1,265,394    1,012,111
 Other real estate owned expense (income), net           127,989      (19,015)      172,059      (70,676)
 Federal deposit insurance fees, net                      77,516      (38,138)      182,113      758,062
 Legal and professional                                  337,287      285,618     1,006,462      760,111
 Stationery and supplies                                 259,315      187,006       836,091      646,346
 Marketing expense                                       254,374      204,646       828,881      637,184
 Other operating expense                                 703,039      428,790     2,120,706    1,265,588
                                                     -----------   ----------    ----------   ----------
   Total noninterest expenses                          8,979,245    7,021,028    26,436,082   21,672,548
                                                     -----------   ----------    ----------   ----------

   Income before Federal income taxes                  3,618,555    3,588,088    10,187,002    9,108,314
Provision for Federal income taxes                       772,000      829,000     2,208,790    2,086,000
                                                     -----------   ----------    ----------   ----------
   Net income                                          2,846,555    2,759,088     7,978,212    7,022,314
                                                     ===========   ==========    ==========   ==========

   Net income per share                              $      1.09         1.05          3.04         2.68
                                                     ===========   ==========    ==========   ==========

Weighted average number of shares outstanding          2,623,377    2,616,723     2,620,463    2,616,723
                                                     ===========   ==========    ==========   ==========

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
           NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995 (UNAUDITED)


                                                                   1996            1995
                                                                -----------    -----------

Cash flows from operating activities:
 Net income                                                    $  7,978,212      7,022,314
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Provision for loan losses and losses
    on other real estate owned, net                                 864,309        707,489
   Depreciation                                                   2,455,887      2,009,629
   Amortization of intangibles                                    1,075,738        148,501
   Premium amortization and discount accretion, net                 383,689        554,919
   Net gain on sales of other real estate owned                     (20,193)      (135,109)
   Net loss (gain) on sales of premises and equipment                 2,745         (7,948)
   Gains on sales of investment securities                                -       (133,176)
   Deferred Federal income taxes, net                               290,000       (200,000)
   Changes in operating assets and liabilities:
    Net decrease (increase) in loans held for sale                  194,714       (247,224)
    Decrease (increase) in accrued interest receivable            2,133,295     (1,132,098)
    Decrease in Federal income taxes receivable                           -        523,524
    Decrease in other assets                                        362,790        753,275
    Increase (decrease) in accrued interest payable                (301,309)       334,302
    Increase in Federal income taxes payable                        203,282        114,236
    Increase (decrease) in other liabilities                      3,244,119     (4,943,943)
                                                                -----------    -----------

Net cash provided by
operating activities                                             18,867,278      5,368,691
                                                                -----------    -----------

Cash flows from investing activities:
 Cash and cash equivalents paid in acquisitions                  (8,929,262)             -
 Proceeds from sales of investment securities
  available-for-sale                                                      -     30,228,601
 Proceeds from maturities and principal reductions
  of investment securities held-to-maturity                      51,442,070     35,688,732
 Proceeds from maturities and principal reductions
  of investment securities available-for-sale                    42,430,124     21,553,475
 Purchases of investment securities held-to-maturity            (58,411,469)   (47,509,933)
 Purchases of investment securities available-for-sale          (54,473,055)   (29,177,781)
 Net increase in loans                                          (26,456,532)   (46,234,037)
 Proceeds from sales of premises and equipment                        5,025          9,342
 Purchases of premises and equipment                             (4,157,119)    (3,242,112)
 Proceeds from sales of other real estate owned                     756,641        792,468
 Cost of capital improvements for other real estate owned           (35,660)             -
                                                                -----------    -----------

    Net cash used in
     investing activities                                       (57,829,237)   (37,891,245)
                                                                -----------    -----------




                                                                     (Continued)

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED


                                                              1996           1995
                                                          ------------    -----------
Cash flows from financing activities:
 Net increase in deposits                                  $57,677,630     75,757,951
 Proceeds from note payable                                 11,000,000      1,500,000
 Proceeds from issuance of common stock                        173,004           ----
 Net decrease in other borrowings                           (7,853,366)   (59,269,762)
 Principal payment on note payable                          (9,700,000)          ----
 Dividends paid                                               (785,682)      (785,016)
                                                          ------------    -----------

     Net cash provided by
      financing activities                                  50,511,586     17,203,173
                                                          ------------    -----------

Net increase (decrease) in cash and cash equivalents        11,549,627    (15,319,381)

Cash and cash equivalents at beginning of period            51,855,261     74,716,332
                                                          ------------    -----------

Cash and cash equivalents at end of period                $ 63,404,888     59,396,951
                                                          ============    ===========

Supplemental Disclosures of Cash Flow Information:
-------------------------------------------------


Cash paid for interest                                    $ 24,616,112      20,369,644

Cash paid for Federal income taxes                        $  1,981,405       1,650,000


Supplemental Disclosures of Non Cash Investing
----------------------------------------------
 and Financing Activities:
 -------------------------
Loans transferred to other real estate owned              $  1,665,696         952,022

Proceeds from sale of other real estate owned
 financed through loans                                   $    383,400               -

The corporation purchased all of the common stock of First American Savings Bank, S.S.B.
 for $20,238,497. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired, including $11,309,235
 in cash and cash equivalents                             $160,583,649

Cash paid for the common stock                              20,238,497
                                                          ------------

 Liabilities assumed                                      $140,345,152
                                                          ============

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


(1)  Principles of Reporting and Consolidation
     -----------------------------------------

  The accounting and reporting policies of Central Bancorporation, Inc. (the "Corporation" or "CBI") and subsidiaries conform to generally accepted accounting principles and to general practices in the banking industry. All subsidiaries are included in the consolidated financial statements, and all significant intercompany accounts and transactions are eliminated in consolidation.

  The consolidated financial information reflects all adjustments, consisting of only normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods.

(2)  Merger Agreement with Norwest Corporation
     -----------------------------------------

  On September 16, 1996, the Board of Directors of Central Bancorporation, Inc. unanimously approved a merger agreement with Norwest Corporation ("Norwest") subject to final negotiations of certain contract terms. Representatives of CBI and Norwest completed negotiations and signed the merger agreement as of September 16, 1996.

  Under the terms of the Merger Agreement and Plan of Reorganization ("Definitive Agreement"), a wholly owned subsidiary of Norwest will be merged with and into CBI, with CBI as the surviving corporation to be a wholly-owned subsidiary of Norwest.

  Under the terms of the Definitive Agreement, each share of CBI Common Stock outstanding prior to the effective time of the merger will be converted into and exchanged for the number of Norwest Common Stock equal to the Exchange Ratio (as defined below). The "Exchange Ratio" is an amount determined by (A) dividing 4,700,000 by (B) the sum of (i) the number of shares of CBI Common Stock outstanding immediately prior to the effective date of the merger, plus (ii) the number of shares of CBI Common Stock issuable pursuant to the exercise of CBI Options or other rights to acquire CBI Common Stock outstanding immediately prior to the effective date of the merger.

  The merger requires the approval of various regulatory bodies and is subject to the approval of stockholders of CBI. A special stockholders meeting together with closure of the transaction is anticipated to be in January 1997.

  The Merger Agreement and Plan of Reorganization is incorporated as exhibit 10(a) to this filing.

(3)  Acquisition
     -----------

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

  The acquisition of First American was accounted for as a purchase with, to the extent possible, the assets and liabilities recorded at their fair market values as of the purchase date. Accordingly, the accompanying consolidated financial statements include the acquired assets and liabilities assumed from First American as of September 30, 1996 and the results of operations from February 29, 1996.

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


                                      Nine Months
                                   Ended September 30,

                                      1996      1995
                                    -------   -------
       Net interest income          $28,883   $27,574
       Net income                     8,213     7,889
       Earnings per share              3.13      3.01


(4)    Impairment of Long-Lived Assets
       -------------------------------

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


ANALYSIS OF EARNINGS

     Net income for the third quarter of 1996 was 2,846,555 or $1.09 per share compared to $2,759,088 or $1.05 per share for the third quarter of 1995. For the nine months ended September 30, 1996, net income was $7,978,212 or $3.04 per share, compared with net income of $7,022,314 or $2.68 per share for the same period in 1995. Per share amounts are based on average shares outstanding of 2,623,377 for the third quarter of 1996, 2,620,463 for the nine months ended September 30, 1996 and 2,616,723 for the third quarter of 1995 and the nine months ended September 30, 1995.

     The following is a discussion of the significant changes in the results of operations and financial condition for the periods indicated.


Net Interest Income

     Net interest income on a taxable equivalent basis for the third quarter of 1996 increased $1,680,000 or 18.9%, compared to the same period in 1995. For the nine months ended September 30, 1996, net interest income on a taxable equivalent basis increased $5,012,000 or 19.6% compared to the same period in 1995. The increase in net interest income is attributable to the higher level of earning assets provided by deposit growth and the acquisition of First American.

     With the growth in the Corporation's balance sheet, for the third quarter of 1996, while the Corporation's net interest spread remained 3.59%, the Corporation's net interest margin decreased 9 basis points from the third quarter of 1995. The yield on earning assets and the rate on interest-bearing liabilities for the third quarter of 1996 each increased by 11 basis points from the level for the same period a year ago. The net interest margin on a taxable equivalent basis decreased to 4.20% for the third quarter of 1996 from 4.29% for the same period in 1995.

     The following table summarizes the effects of changes in interest rates and average volume of earning assets on net interest income for the quarters and nine months ended September 30, 1996 and 1995.

                  ANALYSIS OF CHANGES IN NET INTEREST MARGIN
               (Dollars in Thousands - Taxable Equivalent Basis)

                                                    Due to       Due to    Changes
                                          Net       Changes      Changes   in Rates/
3rd Qtr 1996 vs. 3rd Qtr 1995          Increase   In Volume     In Rates   Volume
-----------------------------          --------   ---------     --------  ---------
Earning assets                            $3,673     $3,429        $200   $  44
Interest-bearing
 liabilities                               1,993      1,791         160      42
                                          ------     ------        ----   -----

Net interest margin before
 allocation of
 rates/volume                              1,680      1,638          40       2
Allocation of
 rates/volume                                  -          2           -      (2)
                                          ------     ------        ----   -----

Net interest margin                       $1,680     $1,640        $ 40   $   -
                                          ======     ======        ====   =====


                                                    Due to       Due to    Changes
                                          Net       Changes      Changes   in Rates/
YTD 1996 vs. YTD 1995                   Increase   In Volume     In Rates   Volume
---------------------                   --------   ---------     --------  ---------
Earning assets                            $9,221     $8,048        $997   $ 176
Interest-bearing
 liabilities                               4,209      3,907         254      48
                                          ------     ------        ----   -----

Net interest margin before
 allocation of
 rates/volume                              5,012      4,141         743     128
Allocation of
 rates/volume                                  -        108          20    (128)
                                          ------     ------        ----   -----

Net interest margin                       $5,012     $4,249        $763   $   -
                                          ======     ======        ====   =====


Noninterest Income

     Noninterest income increased $431,602 or 15.9% for the third quarter of 1996 from the same period last year. For the nine months ended September 30, 1996, non-interest income increased $1,526,680 or 19.6%. Increases in service charges and fees are largely due to the increased customer deposit base. Due to the attractive yields in the stock and bond markets, customers have increased their use of the bank's investment services department. The following table summarizes the major categories of noninterest income for the nine months ended September 30, 1996 and 1995 (dollars in thousands).

                                                Nine Months
                                             Ended September 30,      $         %
                                             -------------------
                                               1996       1995     Change    Change
                                             --------   --------   -------   -------

Service charges and fees                       $6,711     $5,805   $  906      15.6 %
Investment services income                      1,005        397      608     153.1
Trust fees                                        850        654      196      30.0
Mortgage services income                          694        544      150      27.6
Gains on sales of investment securities             -        133     (133)   (100.0)
Other income                                       45        245     (200)    (81.6)
                                               ------     ------   ------    ------
  Total noninterest income                     $9,305     $7,778   $1,527      19.6 %
                                               ======     ======   ======    ======

Noninterest Expenses

  Noninterest expenses were $8,979,244 for the third quarter of 1996 compared to $7,021,028 for the third quarter of 1995, an increase of $1,958,216 or 27.9%. For the nine months ended September 30, 1996 and 1995, noninterest expenses were $26,436,081 and $21,672,548, respectively, an increase of 22.0%. The following table summarizes the major categories of noninterest expense for the nine months ended September 30, 1996 and 1995 (dollars in thousands).

                                                       Nine Months
                                                   Ended September 30,       $          %
                                                   -------------------
                                                     1996       1995       Change    Change
                                                   --------   --------   --------   -------

Salaries and employee benefits                      $14,737    $12,134     $2,603      21.5 %
Net occupancy expense                                 2,368      2,107        261      12.4
Equipment and data processing expense                 2,919      2,423        496      20.5
Communication expense                                 1,265      1,012        253      25.0
Other real estate owned expense (income), net           172        (71)       243         -
Federal deposit insurance fees                          182        758       (576)    (76.0)
Legal and professional                                1,007        760        247      32.5
Stationery and supplies                                 836        647        189      29.2
Marketing expense                                       829        637        192      30.1
Other operating expenses                              2,121      1,265        856      67.7
                                                    -------    -------     ------     -----
  Total noninterest expenses                        $26,436    $21,672     $4,764      22.0 %
                                                    =======    =======     ======     =====

     Salaries and employee benefits for the nine months ended September 30, 1996 increased $2,603,861 or 21.5% over the same period in 1995 due primarily to the acquisition of First American, but also to normal compensation increases and expanded banking operations.

  Equipment and data processing expense increased $495,368 or 20.5% compared to the same period in 1995. The increase is attributable to system conversion activities associated with the acquisition of First American as well as depreciation expense on new equipment and new furniture for new and remodeled banking centers.

  Federal deposit insurance fees decreased $575,949 or 76.0% over the same period in 1995. The decrease is attributable to a reduction in the Federal deposit insurance premium.

  Legal and professional fees for the nine months ended September 30, 1996 increased $246,351 or 32.5% over the same period in 1995 due to increased use of outside legal counsel, professional trust services, loan review services and real estate management services.

  Other operating expenses increased $855,117 or 67.7% from September 30, 1995 to September 30, 1996 due to increases in employee education, operational losses and expenses resulting from the acquisition of First American, primarily amortization of goodwill.


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

  As of September 30, 1996, the Corporation had a deferred tax asset in the amount of $2,174,514. This deferred tax asset is determined based on net deductible temporary differences, primarily relating to the allowance for loan losses and unrealized loss on securities available-for-sale, approximating $6,200,000. Based on the Corporation's historical ability to generate taxable income exclusive of reversing timing differences, management of the Corporation believes it is more likely than not that the entire deferred tax asset will be realized or settled, and, accordingly, no valuation allowance has been recorded as of September 30, 1996 and December 31, 1995.

Provision for Loan Losses, Allowance for Loan Losses and Credit Quality

  The Texas economy, in general, continued a recovery which began in 1993, and the Texas economy continues to outpace that of the country as a whole. Job growth remains strong in Texas, including the Dallas/Fort Worth area. Unemployment in the area remains well below the national rate.

  In 1996, the real estate market, as a whole, continues to be strong. The Dallas/Fort Worth area remains one of the top residential markets in the U.S. with sales of single-family homes remaining strong. The apartment market has maintained over 90% occupancy into 1996, which has resulted in higher rental rates and new development, although new development has slowed. The retail market reported approximately 88% occupancy in the first quarter of 1996, with new development continuing but at a slower rate. The industrial market has improved to 95% occupancy and the demand for industrial space is at an all time high. In the first half of 1996, the office market in Dallas/Fort Worth recorded the highest class A occupancies since the early 1980's. Vacancy levels have declined and new buildings are under construction.

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


                                                    Three Months             Nine Months         Year Ended
                                                 Ended September 30,     Ended September 30,    December 31,
                                                 -------------------    --------------------    ------------
                                                   1996        1995        1996        1995           1995
                                                 --------   --------    --------    --------        --------
Balance at beginning of period                   $  5,503   $  4,218    $  4,672    $  3,872        $  3,872
                                                 --------   --------    --------    --------        --------

Allowance acquired from First American                  -          -         685           -               -

Charge-offs:
  Commercial and financial loans                      307        118         392         224             284
  Real estate loans                                   203         23         390         384             414
  Installment loans                                   209         85         480         180             268
                                                 --------   --------    --------    --------        --------
   Total                                              719        226       1,262         788             966
                                                 --------   --------    --------    --------        --------

Recoveries:
  Commercial and financial loans                       39        125         135         394             493
  Real estate loans                                   132         32         176         149             226
  Installment loans                                    20         46          83         118             147
                                                 --------   --------    --------    --------        --------
   Total                                              191        203         394         661             866
                                                 --------   --------    --------    --------        --------

Net charge-offs (recoveries):
  Commercial and financial loans                      268         (7)        257        (170)           (209)
  Real estate loans                                    71         (9)        214         235             188
  Installment loans                                   189         39         397          62             121
                                                 --------   --------    --------    --------        --------
   Total                                              528         23         868         127             100
                                                 --------   --------    --------    --------        --------

Provision charged to earnings                         261        225         747         675             900
                                                 --------   --------    --------    --------        --------
Balance at end of period                         $  5,236   $  4,420    $  5,236    $  4,420        $  4,672
                                                 ========   ========    ========    ========        ========

Amount of outstanding loans at
  end of period                                  $481,102   $318,527    $481,102    $318,527        $331,146
                                                 ========   ========    ========    ========        ========

Average amount of loans outstanding
  Commercial and financial loans                 $141,397   $117,017    $137,617    $105,469        $109,606
  Real estate loans                               313,168    177,316     283,131     171,955         175,334
  Installment loans                                20,234     17,490      18,761      16,970          17,063
                                                 --------   --------    --------    --------        --------
   Total                                         $474,799   $311,823    $439,509    $294,394        $302,003
                                                 ========   ========    ========    ========        ========

Ratios:
Annualized net charge-offs (recoveries) to
  average loans:
  Commercial and financial loans                                            0.25 %     (0.21)%         (0.19)%
  Real estate loans                                                         0.10        0.18            0.11
  Installment loans                                                         2.82        0.49            0.71
                                                                        --------    --------        --------
   Total                                                                    0.26 %      0.06 %          0.03 %
                                                                        ========    ========        ========

Balance in allowance at end of
  period to outstanding loans
  at end of period                                                          1.09 %      1.39 %          1.41 %
                                                                        ========    ========        ========

  At September 30, 1996, the allowance for loan losses was $5.236 million, or 1.09% of period end loans, compared to $4.672 million and 1.41% at December 31, 1995 and $4.420 million or 1.39% at September 30, 1995.

  The following schedule presents the allowance for loan losses by loan category at the dates indicated (dollars in thousands).

                                        September 30, 1996   December 31, 1995
                                       ------------------   -----------------
Specific reserves by category:
 Commercial and financial loans               $  355              $  288
 Real estate loans                             1,292               1,270
 Installment loans                                56                  26
 Unallocated reserves                          3,533               3,088
                                              ------              ------
  Total allowance for loan losses             $5,236              $4,672
                                              ======              ======

  Net charge-offs for the quarter ended September 30, 1996 were $528,000 compared to net charge-offs of $23,000 in the third quarter of 1995. For the nine months ended September 30, 1996, net charge-offs were $868,000 compared to $127,000 for the same period in 1995.

  A provision for loan losses of $261,000 and $225,000 was charged to earnings for the quarters ended September 30, 1996 and 1995, respectively.

  Nonperforming assets (loans accounted for on a nonaccrual basis, restructured loans and foreclosed real estate) at September 30, 1996 totaled $4.802 million, a 161.5% increase from the $1.836 million reported at December 31, 1995 and an increase of $2.318 million or 93.3% compared to September 30, 1995 totals. The increase in nonperforming assets from September 30, 1995 to September 30, 1996 is primarily attributable to nonperforming assets acquired from First American.

  The following table summarizes the nonperforming assets and loans 90 days or more past due that are still accruing interest (dollars in thousands).

                           September 30,   June 31,   March 31,   December 30,   September 30,
                               1996          1996       1996          1995           1995
                           -------------   --------   ---------   ------------   -------------

Nonaccrual loans                $3,435     $2,552      $3,740         $1,480          $1,642
Other real estate
 owned, net                      1,149        864       1,046            129             614
Restructured loans                 218        221         225            227             228
                                ------     ------      ------         ------          ------
Total nonperforming
 assets                         $4,802     $3,637      $5,011         $1,836          $2,484
                                ======     ======      ======         ======          ======

Loans over 90 days
past due but not
  on nonaccrual                 $1,324     $3,067      $1,464         $  366          $  233
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

                             DISTRIBUTION OF LOANS
                             (Dollars in Thousands)

                                   September 30, 1996    December 31, 1995
                                   ------------------    -----------------
Commercial and financial                $145,122             $124,364
Purchased receivables                      1,296                2,158
 Real Estate:
 Construction                             50,264                9,324
 Mortgage                                265,130              180,266
Installment                               21,599               17,764
Overdrafts                                   188                  126
                                        --------             --------
 Total loans                             483,599              334,002
Less unearned discount                    (2,497)              (2,856)
                                        --------             --------
  Total loans, net
   of unearned discount                 $481,102             $331,146
                                        ========             ========


  Net loans increased by $149.956 million or 45.3% from December 31, 1995. Loans, totaling $125.077 million, primarily real estate construction and real estate mortgage, were recorded as part of the First American acquisition in the first quarter of 1996. Additional growth is primarily from commercial loans and from new and refinanced real estate mortgages.



Deposits

  The most important source of the Corporation's funds is the deposits of the subsidiary bank. The types of deposits that were in the subsidiary bank on a daily average basis are shown in the following table (dollars in thousands).

                                     Nine Months Ended    Twelve Months Ended
                                     September 30, 1996    December 31, 1995
                                     ------------------   -------------------
Noninterest-bearing demand                $156,574              $141,975
Interest-bearing demand                    340,977               286,634
Savings                                     84,590                66,740
Time, $100,000 and over                     76,439                55,261
Other time                                 266,781               217,636
                                          --------              --------

 Total deposits                           $925,361              $768,246
                                          ========              ========

  Total average deposits increased $157.115 million or 20.45% from the average for the year ended December 31, 1995. Approximately $88 million of the increase is attributable to deposits acquired from First American as of the close of business on February 29, 1996. The remaining growth is attributable to the Corporation's expanding banking operations and favorable economic conditions.

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

  Management determines the appropriate classification of securities at the time of purchase and reevaluates the designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost. Trading securities, consisting of debt and marketable equity securities are held for resale in anticipation of short-term market movements. Trading securities are stated at fair value and gains and losses, both realized and unrealized, are included in earnings. Debt securities not classified as held-to-maturity or trading and marketable equity securities not classified as trading are classified as available-for-sale. Available-for-sale securities are stated at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of stockholders' equity. The Corporation does not have any securities classified as trading as of September 30, 1996.

  The following schedule presents the amortized cost and fair value of the available-for-sale and held-to-maturity investment securities as of September 30, 1996 (dollars in thousands).

                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized     Fair
                                           Cost        Gains        Losses       Value
                                         ---------   ----------   -----------   -------
Available-for-sale
------------------
U. S. Treasury                            $114,384        181         (565)     114,000
U. S. Government agencies                   41,282        146          (75)      41,353
FHLB stock                                   4,099          -            -        4,099
Mortgage-backed securities                   2,460          -          (33)       2,427
Collateralized mortgage obligations         11,870         12          (52)      11,830
                                          --------      -----       ------      -------
                                          $174,095        352         (960)     173,709
                                          ========      =====       ======      =======

Held-to-maturity
----------------
U.S. Treasury                             $      -          -            -            -
State and political subdivisions            95,667      1,806         (370)      97,103
Mortgage-backed securities                  61,074         94       (1,336)      59,832
Collateralized mortgage obligations        205,519        246       (3,857)     201,908
                                          --------      -----       ------      -------
                                          $362,260      2,146       (5,563)     358,843
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
                                          ========       =====       ======     =======


Short-term Borrowings

  The Corporation offers repurchase agreements to certain customers with large investable balances. As of September 30, 1996, through this funding source, the Corporation has $34,318,498 in securities sold under agreement to repurchase. These agreements have a maturity of one day and are repricable on a daily basis. The weighted average interest rate of the agreements on September 30, 1996 was 4.32%. These agreements were collateralized by U.S. Government securities with a market value of $43,186,260 as of September 30, 1996.

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

  The following table quantifies the interest rate sensitivity of both earning assets and interest-bearing liabilities as of September 30, 1996.

             INTEREST RATE SENSITIVITY ANALYSIS AT SEPTEMBER 30, 1996
                             (Dollars in Thousands)

                                                                                                  Repriced
                                                                          Due in                  After One
                                                Due in       Due in      91 Days       Total       Year or
                                               30 Days      31 to 90        to          Rate      Non-Rate
                                               or Less        Days       One Year    Sensitive    Sensitive     Total
                                              ---------    ---------    ---------    ---------     --------   ----------
Earning assets:
 Loans                                        $ 132,617    $  20,829    $  62,524    $ 215,970     $265,132   $  481,102
 Interest-bearing deposits
  in other banks                                    502            -            -          502            -          502
 Federal funds sold                               6,400            -            -        6,400            -        6,400
 Investment securities:
  Taxable                                        45,929       32,747       80,240      158,916      281,385      440,301
  Tax-exempt                                          -          230        3,535        3,765       91,902       95,667
                                              ---------    ---------    ---------    ---------     --------   ----------
 Total investment securities                     45,929       32,977       83,775      162,681      373,287      535,968
                                              ---------    ---------    ---------    ---------     --------   ----------
 Total earning assets                           185,448       53,806      146,299      385,553      638,419    1,023,972
                                              ---------    ---------    ---------    ---------     --------   ----------

Interest-bearing liabilities:
 Interest-bearing demand                        369,401            -            -      369,401            -      369,401
 Savings                                         65,373            -          575       65,948       21,128       87,076
 Time deposits--less than $100,000               23,718       58,485      114,944      197,147       89,840      286,987
 Time deposits--greater than $100,000             6,240       21,651       37,021       64,912       20,495       85,407
 Other borrowings                                40,380            -            -       40,380        1,110       41,490
                                              ---------    ---------    ---------    ---------     --------   ----------
   Total interest-bearing
    liabilities                                 505,112       80,136      152,540      737,788      132,573      870,361
                                              ---------    ---------    ---------    ---------     --------   ----------

Interest sensitivity gap                      $(319,664)   $ (26,330)   $  (6,241)   $(352,235)    $505,846   $  153,611
                                              =========    =========    =========    =========     ========   ==========

Cumulative gap                                $(319,664)   $(345,994)   $(352,235)
                                              =========    =========    =========

Relationship of gap to
 total earning assets                           (31.22)%     (33.79)%     (34.40)%
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

  The following table presents the Corporation's risk-based and leverage capital ratios (dollars in thousands).

                                      September 30, December 31,
                                           1996         1995
                                      ------------- ------------
Tier 1 (Core Capital)
 Stockholders' equity                     $ 74,099    $ 67,329
 Plus: Unrealized loss on securities
  available-for-sale                           960         365
 Less: Excess cost over
  net assets acquired                       (9,893)       (741)
 Less:  Disallowed portion of
  mortgage servicing rights                    (60)          -
                                          --------    --------
   Total Tier 1 Capital                     65,106      66,953
                                          --------    --------
Tier 2 (Supplementary Capital)
 Eligible portion of allowance
  for loan losses                            5,236       4,672
                                          --------    --------

Total risk-based capital                  $ 70,342    $ 71,625
                                          ========    ========
Total risk-weighted assets                $553,029    $417,727
                                          ========    ========
Tier 1 capital ratio                         11.77 %     16.03 %
Total risk-based capital ratio               12.72 %     17.15 %
                                          ========    ========
Leverage capital ratio                        6.00 %      7.23 %
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

Dividends

  Central Bank & Trust is subject to various restrictions imposed by the Texas Banking Code relating to the declaration and payment of dividends to the Corporation, including continued capital adequacy. As of September 30, 1996, Central Bank & Trust could declare dividends up to approximately $1,500,000 without prior regulatory approval. The Corporation believes that the policies and procedures currently in place comply with regulatory requirements.

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

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                      CONSOLIDATED AVERAGE BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)


                                                       (Unaudited)                (Unaudited)
                                                      Three Months               Nine Months
                                                   Ended September 30,        Ended September 30,
                                                 ----------------------    ----------------------
                                                    1996         1995         1996         1995
                                                 ----------    --------    ----------    --------
Assets
------
Earning assets:
 Loans                                           $  474,799    $311,823    $  439,509    $294,394
 Interest-bearing deposits in banks                     440         265           613         249
 Federal funds sold                                  21,286      14,312        14,531      19,954
 Investment securities:
  Taxable                                           408,575     407,395       405,161     428,601
  Tax-exempt                                         94,499      86,891        95,061      70,277
                                                 ----------    --------    ----------    --------
   Total investment securities                      503,074     494,286       500,222     498,878
                                                 ----------    --------    ----------    --------
   Total earning assets                             999,599     820,686       954,875     813,475
Cash and due from banks                              45,068      42,235        43,865      41,632
Other real estate                                       828         793           676         525
Other assets                                         55,250      37,049        52,303      36,744
Less allowance for possible loan losses              (5,511)     (4,329)       (5,312)     (4,075)
                                                 ----------    --------    ----------    --------
Total assets                                     $1,095,234    $896,434    $1,046,407    $888,301
                                                 ==========    ========    ==========    ========

Liabilities and Stockholders' Equity
------------------------------------

Interest-bearing liabilities:
 Deposits                                        $  811,312    $642,183    $  768,787    $616,612
 Other borrowings                                    41,146      33,666        41,869      65,357
                                                 ----------    --------    ----------    --------
  Total interest-bearing liabilities                852,458     675,849       810,656     681,969
                                                 ----------    --------    ----------    --------
Noninterest-bearing demand deposits                 161,128     149,299       156,574     139,304
Other liabilities                                     8,634       7,773         8,427       6,641
Stockholders' equity                                 73,014      63,513        70,750      60,387
                                                 ----------    --------    ----------    --------
Total liabilities and stockholders' equity       $1,095,234    $896,434    $1,046,407    $888,301
                                                 ==========    ========    ==========    ========


                 CENTRAL BANCORPORATION, INC AND SUBSIDIARIES
            CONSOLIDATED TAXABLE EQUIVALENT STATEMENTS OF EARNINGS
                            (DOLLARS IN THOUSANDS)

                                                       (Unaudited)             (Unaudited)
                                                      Three Months             Nine Months
                                                   Ended September 30,      Ended September 30,
                                                   -------------------      -------------------
                                                    1996        1995         1996        1995
                                                   -------     -------      -------     -------

Interest income:
 Interest and fees on loans (1)                    $10,787     $ 7,290      $30,054     $20,454
 Interest on investment securities:
  Taxable securities                                 6,409       6,414       19,040      20,383
  Tax-exempt (1)                                     1,920       1,814        5,836       4,563
 Interest on deposits in other banks                     5           2           25           5
 Interest on federal funds sold                        285         213          566         895
                                                   -------     -------      -------     -------
   Total interest income                            19,406      15,733       55,521      46,300
                                                   -------     -------      -------     -------

Interest expense:
 Interest on interest-bearing demand deposits        2,799       2,370        7,677       6,456
 Interest on savings deposits                          617         381        1,747       1,094
 Interest on time deposits                           4,943       3,643       13,925      10,364
 Interest on other borrowings                          488         460        1,564       2,790
                                                   -------     -------      -------     -------
   Total interest expense                            8,847       6,854       24,913      20,704
                                                   -------     -------      -------     -------
   Net interest income                              10,559       8,879       30,608      25,596
Provision for possible loan losses                     261         225          747         675
                                                   -------     -------      -------     -------
Net interest income after provision
    for possible loan losses                        10,298       8,654       29,861      24,921
                                                   -------     -------      -------     -------

Other income:
 Service charges and fees                            2,871       2,430        8,452       6,940
 Gains on sales of investment securities                 -           -            -         133
 Other income                                          276         285          853         705
                                                   -------     -------      -------     -------
   Total other income                                3,147       2,715        9,305       7,778
                                                   -------     -------      -------     -------

Other expenses:
 Salaries and employee benefits                      4,985       4,091       14,737      12,134
 Net occupancy expense                                 864         711        2,368       2,107
 Equipment and data processing expense                 933         836        2,919       2,423
 Communications expense                                438         335        1,265       1,012
 Other real estate owned expense, net                  128         (19)         172         (71)
 Federal deposit insurance fees                         78         (38)         182         758
 Legal and professional                                337         285        1,007         760
 Stationery and supplies                               259         187          836         647
 Marketing expense                                     254         205          829         637
 Other operating expenses                              703         429        2,121       1,265
                                                   -------     -------      -------     -------
   Total other expenses                              8,979       7,022       26,436      21,672
                                                   -------     -------      -------     -------
   Income before Federal income taxes                4,466       4,347       12,730      11,027
                                                   -------     -------      -------     -------
Tax equivalent adjustment                              847         759        2,543       1,919
                                                   -------     -------      -------     -------
   Income before Federal income taxes                3,619       3,588       10,187       9,108
                                                   -------     -------      -------     -------
Provision for Federal income taxes                     772         829        2,209       2,086
                                                   -------     -------      -------     -------
   Net income                                      $ 2,847     $ 2,759      $ 7,978     $ 7,022
                                                   =======     =======      =======     =======

  (1) Presented on a taxable equivalent basis using a 34% Federal income tax rate for 1996 and 1995.

                 CENTRAL BANCORPORATION, INC. AND SUBSIDIARIES
                  AVERAGE INTEREST RATES AND SELECTED RATIOS
                            (TAX EQUIVALENT BASIS)

                                                       (Unaudited)             (Unaudited)
                                                      Three Months             Nine Months
                                                   Ended September 30,      Ended September 30,
                                                   -------------------      -------------------
                                                   1996        1995         1996         1995
                                                   -----       -----        -----        -----
Yields on earning assets:
 Loans (1)                                          9.04%       9.28%        9.13%        9.29%
 Interest-bearing deposits
  in other banks                                    4.52        2.99         5.45         2.68
 Federal funds sold                                 5.33        5.90         5.20         6.00
 Investment securities:
  Taxable                                           6.24        6.25         6.28         6.36
  Tax-exempt (1)                                    8.08        8.28         8.20         8.68
                                                   -----       -----        -----        -----
   Total investment securities                      6.59        6.60         6.64         6.69
                                                   -----       -----        -----        -----
   Total earning assets                             7.72%       7.61%        7.77%        7.61%
                                                   -----       -----        -----        -----

Rates on interest-bearing liabilities:
 Deposits                                           4.10%       3.95%        4.06%        3.88%
 Other borrowings                                   4.72        5.42         4.99         5.71
                                                   -----       -----        -----        -----
   Total interest-bearing liabilities               4.13%       4.02%        4.11%        4.06%
                                                   -----       -----        -----        -----

Net interest spread                                 3.59%       3.59%        3.66%        3.55%
                                                   =====       =====        =====        =====

Net interest income as a percent of
 average earning assets                             4.20%       4.29%        4.28%        4.21%
                                                   =====       =====        =====        =====

Selected ratios:
 Net income as a percent of:
  Average total assets                              1.03%       1.22%        1.02%        1.06%
                                                   =====       =====        =====        =====

  Average stockholders' equity                     15.51%      17.23%       15.06%       15.55%
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

  Item 6.  Exhibits and Reports on Form 8-K
  -----------------------------------------

       (a)    Exhibits
              --------

       10 (a) Merger Agreement and Plan of Reorganization by and between
              Central Bancorporation, Inc. and Norwest Corporation dated September 16, 1996.*

       11     Computation of Earnings Per Common Share*

       27     Financial Data Schedule*

  _____________________

       *Filed herewith.

       (b)    Reports on Form 8-K
              -------------------

       No report of Form 8-K was filed by the registrant during the quarter ended September 30, 1996.

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


                                   CENTRAL BANCORPORATION, INC.
                                ----------------------------------
                                            Registrant


DATE:  November 12, 1996         By:   /s/ J. Andy Thompson
                                     -----------------------------------------
                                       J. Andy Thompson, Chairman of the Board
                                        and Chief Executive Officer



DATE:  November 12, 1996         By:   /s/ Michael J. Tyler
                                     -----------------------------------------
                                      Michael J. Tyler, Senior Vice President
                                       and Chief Financial Officer